Form 10QSB/A
period 1995-09-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1995-11-16
CIK 789562

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-QSB/A

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the quarterly period ended  September 30, 1995

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from__________to

Commission file number 0-15818

                       GLOBAL TELEMEDIA INTERNATIONAL, INC.
                      f/k/a PHOENIX ADVANCED TECHNOLOGY, INC.
                   (Name of small business issuer in its charter)

           FLORIDA                                  64-0708107
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

        500 Northridge Road, Suite 780, Atlanta, GA  30350
  (Address of principal executive offices)        (Zip Code)

Issuer's telephone number   (404) 642-4888

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____ No____

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date 7,129,803 shares of Common Stock as of September 30, 1995.

     Transitional Small Business Disclosure Format (Check One):  Yes ___  No
X

  PART I:     Financial Information

Item 1:      Financial Statements

                       Global Telemedia International, Inc. and Subsidiaries
                                    Consolidated Balance Sheet
                                        September 30, 1995


                                              ASSETS
[S]                                                                  [C]
Current Assets
     Cash and cash equivalents                                          11,285
     Accounts receivable, less allowance of $108,263                   188,944
     Notes Receivable                                                2,677,732
     Royalty Receivable                                                168,750
     Inventory                                                         56,867
     Prepaid expenses and Deposits                                      12,750
                                                                     _________
                Total current assets                                 3,116,328
Property and equipment, net of accumulated depreciation of $211,541 . .234,409

Other assets
     Goodwill, net of accumulated amortization of $60,066
392,483

Total Assets                                                         3,743,220

                       LIABILITIES AND STOCKHOLDERS' EQUITY
[S]                                                                [C]
Current liabilities
     Accounts payable, trade                                          563,528
     Commission payable                                                90,000
     Accounts payable-directors                                        32,146
     Accrued expenses                                                       0
     Deferred revenues                                                168,750
     Current portion of notes payable                                 263,880
                                                                    _________
          Total current liabilities                                 1,118,305

Notes payable, less current portion                                         0
Note payable to officer                                                60,000
Deposits and other                                                      3,770
                                                                        _____
           Total liabilities                                           63,770


Stockholders' equity
     Common stock, $.004 par value, authorized 25,000,000 shares:
         issued and outstanding 7,129,803                               28,520
     Additional paid-in-capital                                     13,925,544
     Accumulated deficit                                          (11,392,918)
                                                                   ___________
           Total stockholders' equity                                2,561,146
                                                                   ___________
Total Liabilities and Stockholders' Equity                         $ 3,743,220

               Global Telemedia International, Inc. and Subsidiaries
                           Consolidated Income Statement
                               September 30, 1995

         Three Months Ended September 30,      Nine Months Ended September 30,
                                   1995     1994            1995          1994
                ______________________________________________________________
[S]                             [C]         [C]          [C]         [C]
Sales and Revenues:
     Product sales               $      0  $  83,177    $    4,946  $  245,179
     Long-distance marketing fee  202,756    733,383     2,945,488   2,093,612
     Total Sales and Revenues     202,756    816,560     2,950,434   2,338,791
                                 ________    _______     _________   _________
Costs:
     Cost of products sold              0     47,900         2,844     104,372
     Long-distance marketing
      and commission expense       90,000    600,900     2,256,035   1,432,563
                                  _______    _______     _________   _________
     Total Costs                   90,000    648,800     2,258,879   1,536,935
                                  _______    _______     _________   _________
Gross margin                      112,756    167,760       691,555     801,856
                                  _______    _______     _________   _________
Operating expenses:
     Amortization and
       depreciation                65,939    507,186       260,100     874,142
     Selling, general and
      administrative              189,912    768,866     2,150,330   2,206,765
                                  _______    _______     _________   _________
         Total operating expenses 255,851  1,276,052     2,410,430   3,080,907

     Operating loss             (143,095)(1,108,292)    (1,718,875)(2,279,051)

Other income (expense):
     Interest expense             (6,871)   (11,663)       (35,105)   (35,594)
     Interest Income                    0      1,426              0      9,765
     Rental and other income            0     13,016         44,720     67,180

Net loss from continuing
       operations               (149,966)(1,105,513)    (1,709,260)(2,237,700)
                                _________ __________     __________ __________
Discontinued operations:

Estimated gain on disposal of MSI,
     (net of income tax of $0)                              267,333
Estimated gain on disposal of GTN Asset,
     (net of income tax of $0)  1,550,019          0      1,550,019          0
                               __________       _____     _________      _____
Net income (loss)               1,400,053(1,105,513)        108,092(2,237,700)
                               __________ __________        _______ __________
Net loss per common and common
     equivalent share                0.20     (0.26)           0.02     (0.53)
                                    ______     _____          _____     ______
Weighted average number of common
      and equivalent
      shares outstanding        6,902,053  4,203,365      6,011,868  4,184,480

                   Global Telemedia International, Inc. and Subsidiaries
                                  Consolidated Balance
                                   September 30, 1995

                                              Nine Months Ended September 30.
                                                     1995           1994
[S]                                                 [C]         [C]
Cash flows for operating activities
Net Gain/(Loss)                                      $ 108,091   $ (2,237,700)
Adjustments to reconcile net gain/(loss) to net cash
          used in operating activities:
Depreciation and amortization                          260,100         423,964
     (Decrease) increase in deferred revenue            14,162         351,019
     Increase in accounts payable and accrued
        expenses                                      (713,183)        231,927
     Decrease (increase) in prepaid expenses,
                                       deposits & other   (538)      (176,971)
     Decrease (increase) in accounts,
                 notes and royalties receivable     (2,611,579)         56,813
     Decrease (increase) in inventories                  36,703       (65,437)
                                                     __________        _______
          Total adjustments                          (3,014,334)       821,315
                                                     __________        _______
          Net cash used in operating activities      (2,906,243)   (1,416,385)
                                                     ___________    __________
Cash flows for investing activities
     Cash paid for building improvements and equipment  (60,543)      (97,277)
                                                      __________     _________
          Net cash used in investing activities         (60,543)     (97,277)
                                                      __________     _________
Cash Flows from Divestiture
     Decrease in PP&E and in Goodwill                  2,871,338
Cash flows from financing activities
     Payments on notes payable                        (1,317,595)     (20,568)
     Proceeds from issuance of common stock,
     preferred stock, and warrants, less expenses      1,392,080         7,500
          Net cash provided by (used in )
                                                       _________       _______
           financing activities                        2,945,823      (13,068)
                                                       _________       _______
     Net increase (decrease) in cash & cash
      equivalents                                      $(20,963)  $(1,526,730)

     Cash and cash equivalents at beginning of period     32,248       867,951

     Cash and cash equivalents at end of period        $  11,285    $(658,779)
                                                        ________    __________

Supplemental Schedule of Non-cash Investing and financing Activities:
Common stock options issued for services               $      -     $  199,571

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                             $ 35,105     $  23,931

                       Global TeleMedia International, Inc. and Subsidiaries
                             Notes to Consolidated Financial Statements
                                             (Unaudited)

The information presented herein as of September 30, 1995 and for the nine month periods ended September 30, 1995 and 1994 is unaudited.

(1)     Basis of Presentation:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

(2)     Inventories:
          [S]                                               [C]
          Inventories consist of the following:             September 30, 1995
              Raw Materials                                 $         0
              Promotional Literature                             56,867
              Finished Goods                                          0
                                                            ___________
                                                            $    56,867

(3)     Deferred Revenue:

     The Company receives guaranteed minimum royalty payments for the licensing of its nutritional drink products. The Company has chosen to capitalize the payments over the 7 quarter life of the guaranteed minimum period.

(4)     Warrants:

     The Company has sold or granted warrants to acquire its common stock at various times and under various arrangements at prices that approximated or exceeded fair market value at the date of issue. Warrants may be exercised over periods ranging from three to five years. In January, 1994 the Company extended the expiration date of outstanding warrants until August, 1994. This was later extended to February, 1995 and in February, 1995 842,500 outstanding warrants were extended to August 31, 1995. In August, the firm extended the expiration date an additional six months to February 28, 1996.

     On September 19, 1995, the Company entered into a Warrant and Option agreement with an unrelated third party for the purchase of up to 1,400,000 warrants at prices ranging from $0.50 to $3.00.

(5)     Contingencies:

     In 1995 a dispute arose between the Company's wholly-owned subsidiary (Global TeleMedia, Inc.. [GTM]) and Interactive Communications International (INCOMM) due to a lack of a duly executed contract with regard to certain prepaid calling cards. INCOMM asserts that $250,000 was due as of December 31,
1994. The Company maintains that it has met all conditions.   Pursuant to a
Foreclosure Agreement dated July 12, 1995 between the Company and CAT Interests Limited, the Company was divested of this subsidiary. Accordingly, the Company has no further contingent liability with respect to this dispute.

     The Company is involved in a dispute with its former primary long distance carrier, Communications Gateway Network, Inc. (CGN). The Company alleges that CGN has failed to properly account for substantial revenues derived from the Company's customers. Dispute has focused on the right of the Company to move customers to another carrier subsequent to the alleged actions and default of CGN. There have been no formal complaints filed and the potential outcome of the dispute cannot be determined at this time.

(6)     Business Acquisition:

     Effective September 30, 1993, the Company purchased Global Wats One, Inc. and TeleFriend, Inc. As part of the re-direction and re-naming of Phoenix Advanced Technology in February, 1995, Global Wats One, Inc. became Global TeleMedia, Inc. (GTM), a Georgia corporation. TeleFriend, Inc. became Global TeleMedia Network, Inc. (GTN), a Florida corporation. At the same time Phoenix Advanced Technology (PATI) was changed to Global TeleMedia International, Inc.
(GTMI). Both GTM and GTN are engaged in the marketing of long distance products for business and residential service providers and other common carriers in the telecommunications industry.

     In November, 1994, the Company purchased all of the assets, including certain long distance telephone contracts, and assumed certain liabilities of TJC Communications, Inc., an unrelated corporation. The Company issued 52,500 shares of its common stock and issued a note payable for $315,000 due on demand July 1, 1995, and is currently in the process of being renegotiated.

(7)     Contractual Obligation:

     As discussed in the Company's 10-KSB and 10-QSB reports, in connection with the purchase of Global, the Company assumed a contractual obligation Global entered into in September 1992, and August 25, 1993, whereby in consideration for $800,000 in cash invested by a third party (venture capitalist group), Global agreed to pay the investor a defined amount that effectively represents 10.5% of Global's gross margin less commissions and cost of sales through September 2012, at which time Global must pay the investor 10.5% of the fair value of Global as determined by an appraisal. The investment amount was accounted for as a reduction of the goodwill of Global on the books of the Company. Because Management could not determine the liability related to these agreements, no amounts were recorded as of December 31, 1994 related to these future payments.

     However, in satisfaction of the obligation of the Company to the venture capitalist, and based on a determination by the venture capitalist and the Board of Directors, the venture capitalist accepted in full satisfaction of the obligation 800,000 shares of the Company's convertible preferred stock.

     As of June 16, 1995, the venture capitalist converted all preferred stock to 1,050,000 shares of the Company's common stock.

(8)     Business Disposition:

     On January 28, 1995 the Company entered into a license agreement with L&M Group, Inc. under which L&M purchased the Company's inventory of all of the food and nutritional products sold by the Company at the Company's cost and received from the Company the exclusive right to sell those products world-wide. In consideration of the license granted by the Company, L&M has paid the Company cash in the amount of $275,000 for the rights and $34,649.78 for inventory on hand and agreed to pay a royalty of 4 % of all sums received for the sale or use of the nutritional and food products other than Go! and Cholesterade sold through network marketing, a royalty of 2.7% of net sales of Go! and Cholesterade sold through network marketing and 1.5% of the net sales of certain nutritional supplements. The Company's agreement with L&M Group requires L&M to pay certain minimum quarterly royalties which increase to a maximum of $37,500 per quarter in 1997.

     In June 1995, the Company executed a subscription agreement with a non-related group of investors for the purchase of approximately 10,000,000 shares of the Company's restricted common stock. As part of the agreement the group loaned the Company $310,000. The loan was to be converted to equity in July, 1995. However, on July 5, 1995, the Company was notified by NASDAQ that it was being delisted as a result of "a series of previous and current acquisitions and stock transactions" which were deemed to have "effectively completed a reverse merger..." The delisting caused a clause in the financing agreement to become operative, and the investment group elected to rescind the subscription agreement.

     As part of the recission, subsequent negotiations and satisfaction of its loan, the investor group relinquished any claim to stock in GTMI and acquired all the stock of the Company's Global TeleMedia, Inc. subsidiary. As a result of the loss of the assets and liabilities associated with this subsidiary, the Company's management team has streamlined its operations and has aggressively pursued other financing opportunities. Additionally, the Company intends to reapply for listing, and expects that listing will be approved early in 1996.

     On September 29, 1995, the Company entered into a Purchase Agreement with QCC, Inc.. ("QCC") pursuant to which the Company agreed to sell QCC its customer accounts, including, but not limited, to, related customer contracts, customer files, customer applications, customer letters of agency and accounts receivable related thereto. The purchase price for such assets is $3,000,000 of which the Company has received $200,000 to date. The remaining purchase price will be payable in 60 monthly installments of $46,667 beginning on December 20, 1995. The agreement provides for the reduction in the purchase price in the event that the gross profit received by QCC from the transferred assets is less than certain specified targeted amounts. Inasmuch as there are no assurances that the full purchase price will ever be realized, the company has elected to establish a reserve against the purchase price to address any possible contingencies.

     In addition, the Company entered into a long distance services agreement with QCC to provide operation and customer support for the Company's recently incorporated wholly-owned subsidiary, Vision 21, Inc.. Vision 21, Inc.. will facilitate the network marketing efforts of the Company's new telecommunications products and services. The Company believes that this agreement along with the out-sourcing of the operational function of its telecommunications services will substantially reduce the Company's overhead costs on a going-forward basis.

(9)     Other Matters:

     In March, 1994, the Company entered into an agreement for management, strategic and advisory consulting services for twelve months with an unrelated company. The Company issued the consultant an option to purchase up to 55,130 shares of the Company's common stock as compensation under the agreement. The option was exercisable at the lessor of 69% of the minimum bid price of the stock at the time of exercise or $2.75. The option was exercisable anytime prior to March 31, 1995. The Company waived the exercise price and the option was exercised on March 28, 1994. The Company recorded $199,571 as common stock issued for future services at the date of issuance, which is the fair market value of the underlying common stock on the date of issuance. The Company is amortizing the amount over the life of the agreement which is twelve months. The amortization was concluded as of March 31, 1995 with a final expense of $42,763.

     On February 13, 1995, the Company and Mr. Neil Berman entered into a Subscription, Option and Warrant and Option Extension Agreement. Under the terms of the agreement, Mr. Berman agreed to purchase 200,000 restricted shares of Common Stock for a price of $100,000 on or before March 1, 1995 (the "Part I" shares). If the Part I shares were purchased, then Mr. Berman could purchase, in whole or in part, an additional 145,000 restricted shares of the Company's Common Stock at $.50 per share if funds were received by the Company on or before March 30, 1995, or at 50% of the market price for such Common Stock on the day preceding the day funds are received by the Company as to funds received after March 30, 1995 (the "Part II" shares), provided, however that the Part II shares must be purchased on or before March 13, 1996. The Company and Mr. Berman are currently disputing shares of stock that are due and owing; however, the Company has identified and offered, through its legal counsel, to issue 352,443 shares of its restricted Common Stock.

     On March 7, 1995, the Company sold 71,529 shares of restricted Common Stock to J. Robert Cade for a consideration of $50,000.

     In April, 1995, The Company entered into an agreement for corporate finance, financial, financial public relations and other advisory services for twenty-four months with an unrelated company. The Company issued the consultant an option to purchase up to 300,000 shares. The contract was terminated in June, 1995 and no purchase warrants were executed.

     In June, 1995 a former officer and director of the Company loaned the Company $10,000 due July 15, 1995.

     Effective June 1, 1995, the Company reached a settlement agreement with a former officer and director of the Company. Under the terms of this agreement, the Company would assume certain obligations and the former officer and director released all rights against the Company.

     Effective June 15, 1995 the Company entered into a Satisfaction and Release Agreement with Arnold L. Zimmerman, former CEO of the Company. Under the terms of the Satisfaction and Release Agreement, Mr. Zimmerman released all rights against the Company including all stock appreciation rights and options to purchase common stock of the Company as well as all rights to receive further consulting fees under a consulting agreement with the Company dated November 9, 1994, in exchange for the issuance of 125,000 common shares of the company.

     Effective July 16, 1995, the Company reached a release agreement with AQUA Partnership for a promissory note which was due and payable March 15, 1995. Under the terms of the release, the Company has agreed to pay any principal and interest owed by November 15, 1995.

     For the quarter ended September 30, 1995, the Company sold 455,500 shares of restricted common stock to a number of non-related individuals for a total consideration of $149,925.

(10)     Subsequent Events:

     On October 12, 1995, the Company incorporated in the State of Georgia a wholly-owned subsidiary, Vision 21, Inc.. Vision 21, Inc.. will market the Company's telecommunications products and services via network marketing.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is engaged in the sale of telecommunications services, including residential long distance commercial long distance, prepaid "debit" calling cards, interactive voice mail and conference calling. The services rendered under these product names are provided by independent third party vendors. The Company markets its products directly and in conjunction with its subsidiary, Vision 21, Inc..

     The Company has created sales and marketing literature and merchandise that educates the sales agents about the programs and products the Company offers. They also aid the agents in recruiting customers and other agents. The sales agents may purchase the literature and merchandise to aid them in their sales efforts.

     On July 5, 1995, the Company was notified by NASDAQ that it was being delisted as a result of "a series of previous and current acquisitions and stock transactions" which were deemed to have "effectively completed a reverse merger..." The delisting caused a clause in the financing agreement entered into in June, 1995 to become operative, and the investment group elected to rescind the subscription agreement. Subsequently, the lender notified the company that it would assume certain assets of the Company. The Company and lender agreed to the assumption of certain assets and liabilities of the Company.

     As a result of the inability to obtain alternative sources of funding, the Company dramatically curtailed its operations in August, 1995, dismissing a significant portion of its employees and limiting its operations. The Company actively sought additional sources of financing and has attempted to review and restructure its business operations. The Company, however, believes that the combined effect of strengthening its balance sheet through the divestiture of its subsidiary and the sale of certain assets completed in September, 1995, coupled with the streamlining of its internal corporate structure, will enable the Company to gain re-listing with NASDAQ.

     Despite the fact that the implementation of any program was adversely impacted by the NASDAQ actions of July 1995, Management has continued to focus on increased profitability through streamlining its personnel and operations. Despite the setback caused by the NASD action, the Company has successfully launched a new network marketing division, Vision 21, Inc.., to enhance existing programs and provide a new cash flow stream. Accordingly, the Company anticipates profitable operations in the near future. In the meantime, the Company is seeking to improve its cash position in the short term through various financing activities, including the sale and/or exercise of warrants, the private offering of stock, loans, and mergers.

History

     Prior to September 30, 1993 the Company was engaged only in the business of developing and marketing nutritional and medical products. The Company curtailed the development and marketing of such products in our about 1990 as a result of litigation which alleged that one of the Company's principal products was a variant of another product. While the litigation was settled in 1993 with a payment to the Company of $1.5 million, the Company further curtailed its nutritional and medical products business in 1994 and in June 1995 entered into a license agreement with an unrelated third party pursuant to which it sold its remaining inventory of food and nutritional products and granted to the purchaser the exclusive right to sell these products worldwide.

     The Company entered the telecommunications business in September 1993 with the acquisition of certain assets of Global Wats One, Inc.. and TeleFriend, Inc.., including the marketing rights to its products and services. In November 1994, the Company purchased all of the assets, including certain long distance telephone contracts and assumed certain liabilities, of TJC Communications, Inc.

     Although the Company has sustained losses from operations through the third quarter of 1995, it was able to reverse its previous working capital deficit through the sale of subsidiary assets. Additionally, the loss of the announced financing as a result of the NASDAQ decision, has impacted the share price and significantly impacted the Company's ability to obtain financing in the public markets. Nevertheless, because of the Company's success in its restructuring and financing activities, shareholder value is being returned. Management continues to believe that best short term growth can be achieved through internal expansion. However, as the Company continues its resurgence in the marketplace, it believes that long term growth will be significantly enhanced through a series of appropriately timed mergers and acquisitions.

Liquidity and Capital Resources

     The Company has incurred losses from operations since its inception. These losses and the acquisition of products, property, equipment, patent rights and other companies have been funded almost exclusively through the sale of common stock, warrants and limited partnership units (which were sold during its start-up period, prior to its initial public offering and later converted into Company common stock). During the first quarter of 1995, the Company has received $412,155, in the second quarter the Company received $30,000, and in the third quarter the Company received $149,925 from the sale of its common stock. The Company has used these funds and those generated through operations to invest in property, equipment, personnel, software infrastructure, and patent rights.

     Debt financing has been used only for short term purposes, except for the purchase of the Company's former offices and warehouse in Gainesville, Florida. In September 1992, the Company purchased a 40,000 square foot warehouse/office complex and entered in to a $537,500 wraparound contract for deed, with monthly payments of $4,836 and a balloon payment of $386,000 due October 2002. The Company also entered into a $37,500 mortgage note which was repaid July 1993. As part of the asset assumption by the lender in the third quarter, title to the warehouse and its associated liability passed to the lender.

     On September 30, 1995, the Company had a working capital surplus of $1,998,023 and cash and cash equivalents of $11,285. Since September 1993, the Company has used its cash and other resources to develop its telecommunications business and, until January 1995, market the Company's drink and nutritional products. While its operating and development expenses have exceeded operating revenues even before the commencement of its telecommunication business, Management of the Company has taken various steps for long term growth and profitability. The effects of this effort are beginning to be reflected in the working capital and cash position of the Company.

Results of Operations     Revenues - Telecommunications Services and Products

     Sales of telecommunications services and products (commissions, literature and merchandise sales and processing fees) for the nine months ended September 30, 1994 were $2,338,791 and $2,950,434 for the nine months ended September 30, 1995. For the three months ended September 30, 1994 and September 30, 1995, the sales were $816,560 and $202,756, respectively. Total revenue including the sale of the GTM assets was $1,752,775 for the third quarter.

     All of the Company's telecommunications operations were previously conducted through its subsidiary Global TeleMedia, Inc. (GTM) which was also the holder of the requisite state certifications. When ownership of the subsidiary passed on July 11, 1995 to CAT Interests, Ltd., all gross revenue attributable to the customer base and accruing to GTMI and its subsidiaries also stopped at that time. Nevertheless, the Company is entitled to and has accrued commissions payable to its subsidiary Global TeleMedia Network of $150,000 for the third quarter.
     Selling, General and Administrative

     Selling, general and administrative expenses have continued to decrease as a result of the restructuring of the Company and its increased focus on streamlining its operations and implementation of financial controls. SG&A decreased from approximately $1,181,500 in the first quarter, to approximately $778,100 in the second quarter, to approximately $189,900 in the third quarter.

     Selling, general and administrative expenses were $189,900 for the three months ended September 30, 1995, and $768,866 for the three months ended September 30, 1994.

     Interest Expense

     As a result of the divestiture of Global TeleMedia, Inc., interest expense decreased to $6,871 for the three months ended September 30, 1995 compared to $11,663 for the same period in 1994.

     Gain on Sale

     The Company recognized a gain on the sale of a GTN asset of $1,550,019. As such, the Company recognized the associated cost as a reduction of goodwill.

PART II

Item 1.      Legal Proceedings

     See Item 3. Legal Proceedings incorporated by reference to Registrant's Form 10-K for the fiscal year ended December 31, 1994 filed on June 16, 1995.

Item 2.     Changes in Securities

     None

Item 3.     Default Upon Senior Securities

     None

Item 4.     Submission of Matters to a Vote of Security Holders

     None

Item 5.     Other Information

     None

Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits

          (2)  Plan of acquisition, reorganization, arrangements, liquidation
or succession                                                  None

          (4)  Instruments defining the rights of Security Holders
None

          (10) Material Contracts                              None

          (11) Statement Re:  Computation of Per Share Earnings          11

          (15) Letter on unaudited interim financial information          None

          (18) Letter Re:  Changes in Accounting Principles               None

          (19) Reports furnished to security holders                      None

          (22) Published report regarding Matters Submitted to Vote of
               Security Holders                                           None

          (23) Consents of Experts and Counsel                            None

          (24) Power of Attorney                                          None

          (25) Additional exhibits                                        None

   (b)     Reports on Form 8-K
                The company filed one report on Form 8-K on October 20, 1995 reporting under item 5.

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TELEMEDIA INTERNATIONAL, INC.
f/k/a PHOENIX ADVANCED TECHNOLOGY, INC.
 (Registrant)

Date: November 14, 1995
Roderick A. McClain
_________________________________
Roderick A. McClain, President & CEO














                         EXHIBIT 11
STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

     Net gain/(loss) per common share is based on the weighted average number of shares outstanding during the periods. Those stock options, SARs and warrants outstanding that are anti-dilutive have been excluded in determining net loss per share and the weighted average number of shares outstanding.