Form 10QSB/A
period 1995-09-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1996-04-03
CIK 789562

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
                   (Name of small business issuer in its charter)

           FLORIDA                                  64-0708107
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

        1121 Alderman Drive, Suite 200, Alpharetta, GA 30202
  (Address of principal executive offices)        (Zip Code)

Issuer's telephone number   (770) 667-6088

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

  PART I:     Financial Information

Item 1:      Financial Statements

     Reference is made to a prior report on form 10-QSB for the period ended September 30, 1995, with respect to a Purchase Agreement entered into between the Company and QCC, Inc. wherein, the Company agreed to sell to QCC its customer accounts, including but not limmited to, related customer contracts, customer files, customer applications, customer letters of agency and accounts receivable related thereto. The purchase price for such assets was $3,000,000, of which the Company has received approximately $237,000, 1996 to date. The remaining purchase price is payable in 58 monthly installments on the 20th of each month.

     The agreement provides for the reduction in the purchase price in the event that the gross profit received by QCC from the transferred assets is less than certain specified targeted amounts. Inasmuch as there are no assurances that the full purchase price will be realized, the Company has elected to report the income as received.

     Therefore, the assets and net worth of the Company have been reduced from the original September 30, 1995 Form 10-Q by $2,440,000, the accompanying financial statements have been modified accordingly, and future revenues will reflect the income, as received, from this transaction.

                       Global Telemedia International, Inc. and Subsidiaries
                                    Consolidated Balance Sheet
                                        September 30, 1995


                                              ASSETS
[S]                                                                  [C]
Current Assets
     Cash and cash equivalents                                          11,285
     Accounts receivable, less allowance of $108,263                   188,944
     Notes Receivable                                                  200,000
     Royalty Receivable                                                168,750
     Inventory                                                          56,867
     Prepaid expenses and Deposits                                      12,750
                                                                     _________
                Total current assets                                   638,596

Property and equipment, net of accumulated depreciation of $187,577    234,409

Other assets
     Goodwill, net of accumulated amortization of $60,066              392,483
                                                                     _________
Total Assets                                                         1,265,488

                       LIABILITIES AND STOCKHOLDERS' EQUITY
[S]                                                                [C]
Current liabilities
     Accounts payable, trade                                          568,834
     Commission payable                                                90,000
     Accounts payable-directors                                        32,146
     Accrued expenses                                                       0
     Deferred revenues                                                168,750
     Current portion of notes payable                                 263,880
                                                                    _________
          Total current liabilities                                 1,123,611

Notes payable, less current portion                                         0
Note payable to officer                                                60,000
Deposits and other                                                      3,770
                                                                    _________
           Total liabilities                                           63,770


Stockholders' equity
     Common stock, $.004 par value, authorized 25,000,000 shares:
         issued and outstanding 7,129,803                               28,520
     Additional paid-in-capital                                     13,925,544
     Accumulated deficit                                          (13,875,956)
                                                                   ___________
           Total stockholders' equity                                   78,108
                                                                   ___________
Total Liabilities and Stockholders' Equity                         $ 1,265,488

               Global Telemedia International, Inc. and Subsidiaries
                           Consolidated Income Statement
                               September 30, 1995

         Three Months Ended September 30,      Nine Months Ended September 30,
                                   1995     1994            1995          1994
                ______________________________________________________________
[S]                             [C]         [C]          [C]         [C]
Sales and Revenues:
     Product sales               $      0  $  83,177    $    4,946  $  245,179
     Long-distance marketing fee  202,756    733,383     2,945,488   2,093,612
                                 ________    _______     _________   _________
     Total Sales and Revenues     202,756    816,560     2,950,434   2,338,791
                                 ________    _______     _________   _________
Costs:
     Cost of products sold              0     47,900         2,846     104,372
     Long-distance marketing
      and commission expense       90,000    600,900     2,256,035   1,432,563
                                  _______    _______     _________   _________
     Total Costs                   90,000    648,800     2,258,880   1,536,935
                                  _______    _______     _________   _________
Gross margin                      112,756    167,760       691,554     801,856
                                  _______    _______     _________   _________
Operating expenses:
     Amortization and
       depreciation                65,939    507,186       260,100     874,142
     Selling, general and
      administrative            1,122,931    768,866     3,083,349   2,206,765
                                  _______    _______     _________   _________
      Total operating expenses  1,188,870  1,276,052     3,343,449   3,080,907

     Operating loss            (1,076,114)(1,108,292)   (2,651,895) (2,279,051)

Other income (expense):
     Interest expense             (6,871)   (11,663)       (35,105)    (35,594)
     Interest Income                    0      1,426              0      9,765
     Rental and other income            0     13,016         44,720     67,180

Net loss from continuing
       operations              (1,082,985)(1,105,513)    (2,642,279)(2,237,700)
                                _________ __________     __________ __________
Discontinued operations:

Estimated gain on disposal of MSI,
     (net of income tax of $0)                               267,333
Estimated gain on disposal of GTN Asset,
     (net of income tax of $0)          0           0              0          0
                               __________  __________     __________ __________
Net income (loss)              (1,082,895) (1,105,513)    (2,374,947)(2,237,700)
                               __________  __________     __________ __________
Net loss per common and common
     equivalent share               (0.16)    (0.26)          (0.40)    (0.53)
                                    ______     _____          _____     ______
Weighted average number of common
      and equivalent
      shares outstanding        6,902,053  4,203,365      6,011,868  4,184,480

                   Global Telemedia International, Inc. and Subsidiaries
                                  Consolidated Balance
                                   September 30, 1995

                                              Nine Months Ended September 30.
                                                   1995           1994
[S]                                               [C]         [C]
Cash flows for operating activities
Net Gain/(Loss)                                  $(2,374,947)  $ (2,237,700)
Adjustments to reconcile net gain/(loss) to net cash
          used in operating activities:
Depreciation and amortization                        260,100         423,964
     (Decrease) increase in deferred revenue          14,162         351,019
     Increase in accounts payable and accrued
     expenses                                       (707,877)        231,927
     Decrease (increase) in prepaid expenses,
                                     deposits & other   (538)      (176,971)
     Decrease (increase) in accounts,
                 notes and royalties receivable     (133,847)         56,813
     Decrease (increase) in inventories                36,703       (65,437)
                                                   __________        _______
          Total adjustments                          (531,296)       821,315
                                                   __________        _______
          Net cash used in operating activities    (2,906,244)   (1,416,385)
                                                  ___________    __________
Cash flows for investing activities
     Cash paid for building improvements and
          equipment                                   (60,543)      (97,277)
                                                    __________     _________
          Net cash used in investing activities       (60,543)     (97,277)
                                                    __________     _________
Cash Flows from Divestiture
     Decrease in PP&E and in Goodwill                2,871,338
Cash flows from financing activities
     Payments on notes payable                      (1,317,595)     (20,568)
     Proceeds from issuance of common stock,
     preferred stock, and warrants, less expenses    1,392,080         7,500
          Net cash provided by (used in )
                                                     _________       _______
           financing activities                      2,945,823      (13,068)
                                                     _________       _______
     Net increase (decrease) in cash & cash
      equivalents                                    $(20,963)  $(1,526,730)

     Cash and cash equivalents at beginning of period   32,248       867,951

     Cash and cash equivalents at end of period      $  11,285    $(658,779)
                                                      ________    __________

Supplemental Schedule of Non-cash Investing and financing Activities:
Common stock options issued for services             $      -     $  199,571

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                           $ 35,105     $  23,931

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