Form 10KSB
period 1995-12-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1996-05-02
CIK 789562

U.S. Securities and Exchange Commission
								      Washington, D.C. 20549

										  Form 10-KSB

(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended  December 31, 1995

	( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)


For the transition period from_________to

Commission file number 0-15818

                     GLOBAL TELEMEDIA INTERNATIONAL, INC
                    f/k/a PHOENIX ADVANCED TECHNOLOGY, INC.
                (Name of small business issuer in its charter)


           FLORIDA                                         64-0708107
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)

               1121 Alderman Drive, Suite 200, Alpharetta, GA  30202
             (Address of principal executive offices)        (Zip Code)

                    Issuer's telephone number   (404) 667-6088

          Securities registered under Section 12(b) of the Exchange Act:

     Title of each class     Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

     Common
     (Title of class)

     Redeemable Common Share Purchase Warrants
     (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No__

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( )

     State issuer's revenues for its most recent fiscal year.
$2,864,000

     State the aggregate market value of the voting stock held by non-affiliates computed by reference at the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $10,466,842 is based on the average high and low price as of April 15, 1996.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date 10,785,000 shares of Common Stock as of April 15, 1996.

     DOCUMENTS INCORPORATED BY REFERENCE

     None

     Transitional Small Business Disclosure Format (Check One): Yes     No  X

PART I

Item 1.  Description of Business

     Global TeleMedia International, Inc. f/k/a Phoenix Advanced Technology, Inc. (the "Company") is engaged in the sale of telecommunications services, including residential long distance, commercial long distance, prepaid "debit" calling cards, interactive voice mail and conference calling. The services rendered under these product names are provided by independent third party vendors. The Company's Vision 21, Inc. subsidiary markets discount-priced, consumer long-distance service through network marketing. The Company has recently narrowed the focus of its operations by licensing its food and nutritional products to third parties for manufacture and sale.

Telecommunications Products and Services

     The Company is primarily engaged in the marketing of long distance telephone and related services. The Company presently markets long distance services to residential purchasers and to businesses presently using from $100 to $1,000 per month in long distance telephone services. The Company charges a flat rate of 12.9 cents per minute regardless of the time that the call is made or the distance of the call. In addition to the Company's standard residential and commercial long distance programs, the Company markets prepaid calling cards through its network marketing subsidiary, Vision 21, Inc.

     Vision 21, Inc., the Company's wholly-owned subsidiary, markets the Company's products and services via network marketing through Independent Communications Representatives (ICRs), Qualified Communications Representatives (QCRs) and Certified Instructors (CIs). The Company believes that this method of distribution to the marketplace is effective in both building and retaining customer loyalty due to the fact that customers are acquired by "relationship selling" whereby customers acquired are generally from the independent agent's "warm market" or immediate center of influence (i.e., friends, relatives, etc.). Further, the Company recognizes that this is an efficient and cost-effective method of acquiring marketshare. The Company relies strongly on this "relationship selling" method of acquiring customers, and therefore it is not subjected to significant advertising costs and overhead for salaries and related expenses. Further, customers acquired via this method have historically demonstrated a more significant loyalty and are less likely to switch providers, enabling the Company to maintain a constant base marketshare while continuing to obtain new marketshare.

     The Company has created sales and marketing literature and merchandise that educates the sales agents about the programs and products the Company offers. The Company's literature and merchandise also aid the agents in recruiting customers and other agents. The sales agents may purchase the literature and merchandise to aid them in their sales efforts. These literature sales additionally serve as a revenue source for the Company.

Competition for Telecommunications Products and Services

     The Company competes with AT&T's True Voice, Sprint's Most and MCI's Friends & Family programs, among others. Additionally, since these and similar services are offered through other network marketing companies, the Company also competes with Excel Communications and MCI as distributed through Amway representatives. Because the quality of long distance service is uniform throughout the industry, competition is based on pricing and customer perception of a company's products and services based upon such criteria as customer service, ease of use of service, etc. Many of the Company's competitors have substantially greater resources and experience in the marketing of telecommunications products. The Company believes that it can successfully compete in the telecommunications market by providing valuable enhancements to existing long distance service such as its billing system for billing and providing innovative products such as Enhanced Value Calling Cards, or pre-paid calling cards.

Market Development and Product Distribution for Telecommunications Products and Services

     The Company uses network marketing and direct sales to market residential and commercial service. The marketing territory is the continental U.S. Vision 21, Inc. markets its products and services through Independent Communications Representatives ("ICR") and Qualified Communications Representatives ("QCR") to promote the Residential Long Distance Program, the Commercial Long Distance program, and the Enhanced Value prepaid calling card. ICRs and QCRs are analogous to independent contractors; one advantage to the Company of using ICRs and QCRs is that it does not have to pay them a salary, and a disadvantage is that, unlike direct salespersons, ICRs and QCRs are not employees of the Company.

Telecommunications Service Providers

     The Company is in the process of being licensed as a certificated telecommunications carrier. At present, the Company is authorized to act as
a certificated telecommunications carrier in 14 states.   Additionally, the
Company has obtained its FCC Interstate license and is in the process of application for an FCC 214 International tariffs. Carrier status allows the Company to deal directly with its underlying carriers. In the past the Company was required to process its provisioning and billing for the customers of the telecommunications subsidiaries through such providers who were unable to provide service in a satisfactory or timely fashion. In the opinion of the Company, authorized service provider status will allow it to provide better service to its customers at a lower cost to the Company.

     The Company anticipates that it will acquire carrier status in a minimum of 30 states mid-second quarter 1996. Until that time, the Company will act as a marketing agent for a variety of long distance service providers for which it is compensated on a monthly basis for total billable minutes carried by the specific provider. Accordingly, on September 29, 1995, the Company entered into a long distance services agreement with QCC, Inc. to provide operation and customer support for the Company's recently incorporated wholly-owned subsidiary, Vision 21, Inc. Vision 21, Inc. will facilitate the network marketing efforts of the Company's new telecommunications products and services. The Company believes that this agreement, along with the outsourcing of the operational function of its telecommunications services during this transition period, will substantially reduce the Company's overhead costs.

     Additionally, upon reaching its targeted carrier status, the Company anticipates that it will enter into agreements with various underlying carriers (i.e., WorldCom, MCI, IXC etc.). These agreements are typically for terms ranging from month to month to one year and are typically renewable for like terms. Such agreements would provide the Company with access to inter-exchange networks at rates which are typically discounted and vary with monthly traffic generated on each network. Such agreements will likely obligate the Company to guarantee certain minimum monthly usage commitments. Payment terms typically range from net 15 days to net 45 days.

Federal Regulations

     FCC Regulations

     The telecommunications services offered by the Company are regulated by the Federal Communications Commission. In addition, as a certificated telecommunications provider, the Company is subject to regulation on an individual state-by-state basis by each individual Public Service Commission, Public Utilities Commission and Attorney General. Further, the Company is required to obtain and maintain authority as a "foreign corporation" to transact business within each individual state. The Company presently has 23 Certificates of Public Convenience and Necessity (CPCN) and is seeking CPCNs in the remaining 25 states. Further, the Company is currently receiving its "foreign corporation" certification and believes that it has complied with all applicable rules and regulations of all pertinent regulatory agencies.

Business Combinations

     The Company entered the telecommunications industry in 1993 through a merger with Global Wats One, Inc. and TeleFriend, Inc., two Knoxville-based companies primarily engaged in the resale of long distance telephone services.

    In connection with the purchase of Global, the Company assumed contractual obligations that Global entered into in September 1992, and August 25, 1993, whereby in consideration for $800,000 in cash invested by a venture capitalist Global agreed to pay the investor a defined amount that effectively represented 10.5% of Global's gross margin less commissions and cost of sales through September 2012, at which time Global was required to pay the investor 10.5% of the fair value of Global as determined by an appraisal. The agreements specified that the first twelve monthly payments for financing costs were to be deferred and paid ratably over five months beginning in the thirteenth month. Global could terminate the agreements after September 1995 upon payment to the investor of 10.5% of the then fair value of Global, as determined by an appraisal. Finance costs and other costs owing to the investor were charged to income as incurred. $12,632 was recognized as expense related to this agreement in fiscal 1993 and $82,560 in 1994. Terms of the agreements limit indebtedness of Global to an aggregate amount outstanding at any one time to $100,000 and also allows the investor to designate one member of the board of directors of Global.

     In satisfaction of the obligation of the Company to the venture capitalist, and based on a determination by the venture capitalist and the Board of Directors, the venture capitalist accepted in full satisfaction of the obligation 1,050,000 shares of the Company's common stock.

     In November, 1994, the Company purchased all of the assets, including certain long distance telephone contracts, and assumed certain liabilities of TJC Communications, Inc., an unrelated corporation. The Company issued 52,500 shares of its common stock and issued a note payable for $315,000 due on demand July 1, 1995 bearing interest at 10%. Subsequently, TJC relocated their personnel and channeled their sales efforts in other directions.

     On September 29, 1995, the Company entered into a Purchase Agreement with QCC, Inc. ("QCC") pursuant to which the Company agreed to sell to QCC its customer accounts, including but not limited to, related customer contracts, customer files, customer applications, customer letters of agency and accounts receivable related thereto. The purchase price for such assets is $3,000,000 of which the Company has received approximately $267,000 to date. The remaining purchase price will be payable in monthly installments on the 20th of each month. The agreement provides for reduction in the purchase price in the event that the gross profit received by QCC from the transferred assets is less than certain specified targeted amounts. Inasmuch as there are no assurances that the full purchase price will be realized, the company has elected to report the income as received. Future revenues will reflect the income as received from this transaction.

Medical and Nutritional Products

     Prior to January 1995, the Company manufactured through contract suppliers and sold certain food and nutritional products including: the Go!R beverage, a high protein drink invented by Dr.Cade, the inventor of GatoradeR, which has been manufactured by the Company since 1989 and was sold by the Company through multi-level marketing by its Marketshare Division, Go!R Slender Bars, a high fiber, low-fat meal replacement or snack food sold by the Company through its MSI division, Cholesterade, a cholesterol reducing drink which the Company began marketing in late July, 1994, Tropic-LiteTM, a low calorie snack beverage that is high in protein, potassium, calcium and dietary fiber, Orange Spray, an all natural, 100% biodegradable, citrus solvent cleaner, degreaser and deodorant, QuickshapeTM, a low fat, low calorie meal substitute designed to help in weight reduction and weight management; Body Chrome CapletsTM, a combination of concentrated amino acids and chromium picolinate designed to aid in muscle development and fat loss, specifically for those involved in fitness programs; and Body HeatTM, a weight formulation containing lipotropic (fat burning) agents; Body ChargeTM, a caplet of herbal concentrates designed to give renewed vigor to active individuals; Body ToneTM, a caplet of natural herbs prepared to serve as antioxidants in the body; and Body BlendTM, a high-potency, herbal-based multiple vitamin caplet ("food and nutritional products").

     On January 28, 1995 the Company entered into a license agreement with L&M Group, Inc. under which L&M purchased the Company's inventory of the food and nutritional products sold by the Company at the Company's cost and received from the Company the exclusive right to sell those products world-wide. In consideration of the license granted by the Company, L&M has paid the Company cash in the amount of $275,000 for the rights and $34,649.78 for inventory on hand and agreed to pay a royalty of 4 % of all sums received for the sale or use of the nutritional and food products other than Go! and Cholesterade sold through multi-level marketing, a royalty of 2.7% of net sales of Go! and Cholesterade sold through multi-level marketing and 1.5% of the net sales of certain nutritional supplements. The Company's agreement with L&M Group requires L&M to pay certain minimum quarterly royalties which
increase to a maximum of $37,500 per quarter in 1997.   Additionally, the
Company was to pay a fee of 0.5% of net sales to Dr. J. Robert Cade in consideration of Dr. Cade's continued endorsement of said products.

     With the divestiture of the nutritional division on January 28, 1995, the Company focused on the telecommunications industry.

Pharmaceutical Product Interest

     In addition to its licensing of food products the Company has reached the following agreement regarding research previously funded by the Company:

     Px

     Px is an anti-inflammatory drug in development which the Company developed through research sponsored at Virginia Commonwealth University ("VCU"). Patent applications for Px have been filed based on the Company research. No investigational new drug application nor new drug application for Px has been filed with the FDA. On February 4, 1992, the Company entered into an agreement with VCU pursuant to which the Company conveyed all of its rights in Px to VCU in exchange for 25% of all payments received by VCU for the licensing of the Px technology. VCU is seeking sponsorship for further development of Px.

Product Agreements - Nutritional and Medical Products

     Go!R Beverage

     In recognition of the University of Florida's participation in the testing of the product and Dr. Cade's participation in the development of the product, the Company has obtained a release from the University of Florida Research Foundation, Inc. ("UFRFI") of all of the University of Florida's rights to Go!R. In exchange, the Company has agreed to pay UFRFI a royalty of 10% of all sums received by the Company from the licensing of Go!R and .3% (three-tenths of one percent) of the Company's receipts from the sale of Go!R manufactured by the Company.

Trademarks

     The Company has received federal trademark registration for the mark GO!R, The Nutrition Quick ShakeTM. The Company amended this registration to reflect changes in the design of the trademark in connection with the redesign of the product's packaging. The Company has also applied for federal trademark protection for the trademarks "GO!Slim" and "GO!Slender".

     The Company has not applied for any other trademarks.

Employees

     The Company employs 20  persons,  all of them working full time.

Organization and Personnel

     The Company has completed certain internal restructurings since August 2, 1995. Geoffrey F. McClain, who has served in the capacity of Senior Vice President of the Company for the past four years was appointed director of the Company on August 2, 1995. On October 1, 1995, Herbert S. Perman was appointed a director and named Chief Executive Officer and Treasurer of the Company.

     The addition of the last members completes the needed professional and technical experience of the management team. All of the members of the team have significant experience in their areas of responsibility. In addition to the new management members and organizational structure, the firm has also re-deployed its current employees to more effectively meet the needs of the Company in the areas of Representative Support, Fulfillment, Provisioning, Customer Service and Collections. The Company anticipates expanding its Board of Directors to include individuals with expertise in the areas of business, finance and telecommunications during the course of 1996.

     In the area of Sales and Marketing, the Company has added 600 new ICR and QCR sales agents. Growth since the start of the Vision 21, Inc.. network marketing program has been as follows:

			Total Sales Agents     Total Customers
	[S]                    [C]      [C]             [C]        [C]
	December 31, 1995       201                      474
	January 31, 1996        438      117.9%          940        98.3%
	February 29, 1996       694       58.5%        1,967       109.3%

Other Matters

     The business of the Company is not seasonal. The Company has not entered into any government contracts. There are numerous firms engaged in the telecommunications; however, the number of such competitors cannot be estimated with reasonable certainty. Competition is primarily based on the need, originality and demand for new products.

     Federal, state and local provisions which have been enacted or adopted relating to the protection of the environment or otherwise have had no material effect upon the capital expenditures, earnings or competitiveness of the Company. It is not anticipated that such provisions will have any material effect upon the Company's capital expenditures, earnings or competitiveness in the future.

     In view of significant changes in the Company's marketing and other operating practices, and its management, the Board of Directors of the parent and its wholly-owned subsidiaries approved at a special meeting on April 12, 1996 a corporate readjustment of stockholders' equity accounts as applicable to quasi-reorganization. Under Florida law (the state of incorporation of the parent), this action does not require shareholder approval. The adjustment was effected by offsetting the accumulated deficit as of September 30, 1995 of $13,378,000 against additional paid-in capital. Because the carrying amounts of the Company's assets and liabilities approximate their fair or net realizable values, no further valuation adjustments were necessary in connection with the readjustment.

Item 2.  Description of Properties.

     On November 10, 1994, the Company entered into a lease agreement for 9,984 square feet of office space in Atlanta, Georgia. This office space is located at 500 Northridge Road, Suite 780, Atlanta, Georgia. The lease was for a term of one year, with the term expiring November 25, 1995, thereafter extended to January 31, 1996, with monthly payments of $9,152.

     On January 31, 1996, the Company relocated its headquarters to Alpharetta, Georgia from Atlanta, Georgia. The Company occupies approximately 11,000 square feet in a 28,200 square foot office building, with monthly payments of $10,800. The Company has an option to purchase the property for $2,500,000 which will provide the Company with scheduled expansion availability at July 31, 1996 and January 31, 1997, totaling 28,200 square feet.

Item 3.  Legal Proceedings.

     Neither the Company nor any of its subsidiaries are presently parties to any litigation, other than the following:

     On October 13, 1993, the Company and its majority owned subsidiary, Progress Research, Inc., filed suit against the University of Florida Research Foundation, Inc. ("UFRFI"), and the University of Florida ("University") for a declaratory judgment to determine their respective rights under a license completion agreement. In the suit, Case Number 93-3439-CA, in the Alachua County, Florida, Court (the "Suit"), the Company seeks a declaration that UFRFI breached the contract and asks for an accounting of subsequent licensing fees received by UFRFI, if any and payment of licensing fees due, if any. Both UFRFI and the University have answered the complaint and have filed a counterclaim for a declaration of their respective rights under the contract. On March 17, 1995, an Amended Judgment was entered which, among other things, affirmed Progress and the Company's right to an accounting and affirmed Progress's right to receive payments due under the License Completion Agreement. On May 22, 1995, an appeal taken by the University and the Foundation was dismissed for lack of jurisdiction. Following the dismissal of an appeal by the University and UFRFI, the Company on December 12, 1995, reached a settlement between itself and its subsidiary, Progress Research, and the University and UFRFI regarding Progress' entitlement to a portion of licensing fees received by the University pursuant to the License Completion Agreement. Under the terms of the Settlement Agreement, the Company received $500,000 in cash as satisfaction of all claims under the License Completion Agreement.

     On August 29, 1994, Gaetan Pelletier filed a Complaint in the U.S. District Court for the District of Colorado naming the following as
Defendants: Global Wats One, Inc., the Company, Communications Gateway Network, Inc., International Telecommunication Exchange, Inc., WilTel, Inc., GE Exchange, Inc., Roderick A. McClain, Geoff McClain, Michael C. Cooper, Nelson J. Thibodeaux, Arnold Zimmerman, Joseph D. Cirulli, Edward L. Goolsby, Howel H. Hopson, George R. Lebo, Nico B.M. Letschert and Randolph H. Reese (the "Suit"). The Complaint, containing 22 counts alleging numerous theories of liability, asks for damages against the Defendants in excess of $65,000,000 for loss of customers, loss of representatives, loss of revenue, and damage to reputation, in addition to punitive damages, attorneys' fees, interest and costs. This case was subsequently dismissed.

     On October 25, 1994, Gaetan and Nancy J. Pelletier filed a Complaint in the District Court, County of Routt, State of Colorado naming the following as Defendants: Global Wats One, Inc. (and its corporate assume name "Global TeleMedia, Inc."), TeleFriend, Inc. (and under its filed amended name "Global TeleMedia Network, Inc."), the Company, Communications Gateway Network, Inc., International Telecommunication Exchange, Inc., WilTel, Inc., GE Company d.b.a. and under the trade name "GE Exchange," Roderick A. McClain, Geoff McClain, Michael C. Cooper, Nelson J. Thibodeaux, Arnold L. Zimmerman, Joseph
D. Cirulli, Edward L. Goolsby, Howel H. Hopson, George R. Lebo, Nico B.M. Letschert, Randolph H. Reese, Global Wats One, Inc. d.b.a. GFN Agency, Marketshare International, Inc., Rick Catinella, Bruce Brashear, AT&T and Edmond Clement (the "Colorado State Suit"). The Complaint, containing 10 counts alleging numerous theories of liability, including claims under the Colorado Deceptive Trade Practice Act, asks for damages against the Defendants in excess of $15,000,000 for loss of customers, loss of representatives, loss of revenue, and damage to reputation, in addition to punitive damages, attorneys' fees, interest and costs. This case was subsequently dismissed.

     An action was filed against the Company, L&M Group, L.C. and others, by Technical Chemicals and Products, Inc. on or about February 22, 1995, in the Circuit Court in Alachua County, Florida (Case No. 95-501-CA), seeking to rescind the licensing of certain product rights to Go! and Cholesterade to L&M, as well as the sale of inventory. Following a hearing, the court denied
temporary injunctive relief on March 9, 1995.   On November 4, 1995, the
Plaintiff, TCPI, dismissed this action.

     On January 16, 1996, an action was filed in the United States District Court, Southern District of Florida, by CAT Interests Limited against Global TeleMedia International, Inc., Roderick A. McClain and Quest Telecom (Case Number 96-0084). The complaint alleges breach of contract of a Foreclosure Agreement dated July 12, 1995 between CAT Interests Limited and Global TeleMedia International, Inc. (see Item 5., Other Matters); fraud relative to the settlement of the University of Florida/Progress Research, Inc. suit; and violation of the Lanham Act, Unfair Competition. While Plaintiff is seeking monetary and other damages, the Company intends to aggressively defend this action and will assert such defense and counterclaims as it deems appropriate. The Company and CAT are attempting to reach a final settlement.


Item 4.  Submission of Matters to a Vote of Security Holders.

     On November 22, 1995, the Company held its annual shareholder's meeting at the Northeast Hilton, in Atlanta, Georgia at 10:00 a.m. At that meeting the shareholders elected three (3) directors for a term of one (1) year and until the election and qualification of their successors. The Directors elected at that meeting were: Roderick A. McClain, Geoffrey McClain, and Herbert S. Perman.

                                                                  Broker
                         For           Against       Abstain   Non-Votes
[S]                      [C]           [C]           [C]       [C]
Roderick McClain          3,029,696     59,527            -0-       -0-
Geoffrey McClain          2,863,695    225,528            -0-       -0-
Herbert S. Perman         3,089,223         -0-           -0-       -0-

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

     Prior to July 6, 1995, the Company's Common Stock was traded on NASDAQ Small Cap under the symbol "GTMI." Prior to February 13, 1995, it traded on
NASDAQ Small Cap under the symbol "PATI."   Due to a delisting from NASDAQ
effective July 6, 1995, the Company's Common Stock now trades on OTC Bulletin Board under the Symbol "GTMI". The following table sets forth high and low bid quotations for each quarter in 1995 and 1994, and the first quarter of 1996: These nubmers reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transaction.

                                High            Low
[S]                             [C]             [C]
1994    First Quarter           $4.69           $2.75
        Second Quarter          $4.19           $2.69
        Third Quarter           $3.88           $2.50
        Fourth Quarter          $3.31           $1.44
1995    First Quarter           $1.94           $1.81
        Second Quarter          $0.9375         $0.4375
        Third Quarter           $1.1875         $0.28
        Fourth Quarter          $1.21875        $0.70
1996    First Quarter           $3.875          $0.6562


As of March 15, 1996, there were approximately 6,231 record holders of the Common Stock of the Company. On March 15, 1996, the Common Stock of the Company closed at $3.875 high, $2.50 low.

     Trading commenced in the Redeemable Common Share Purchase Warrants
(the "RCSP Warrants") on NASDAQ Bulletin Board under the symbol "PATIW" on March 26, 1991. The symbol was changed as of February 9, 1995, to "GTMIW."
As of July 6, 1995, due to a delisting from NASDAQ Small Cap, the RSCP Warrants now trade on the OTC Bulletin Board under the Symbol "GTMIW". As of Arpil 15, 1996, there were approximately 21 record holders of the RCSP Warrants of the Company. On April 15, 1996, the RCSP Warrants of the Company closed at $0.1250 high, $0.1250 low.

     The following table sets forth high and low bid quotations for the RCSP Warrants for the quarters indicated:

                                High            Low
[S]                             [C]             [C]
1994    First Quarter           $1.50           $0.91
        Second Quarter          $1.19           $0.75
	       Third Quarter           $1.00           $0.66
	       Fourth Quarter          $1.25           $0.41
1995    First Quarter           $0.63           $0.19
        Second Quarter          $0.00           $0.00
        Third Quarter           $0.02           $0.125
        Fourth Quarter          $0.125          $0.16
1996    First Quarter           $0.00           $0.00

     The Company does not have a record of paying cash dividends and at the present time does not anticipate paying cash dividends in the future.


PART II

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company has incurred losses from operations since its inception. These losses and the acquisition of products, property, equipment, patent rights and other companies has been funded almost exclusively through the sale of common stock and warrants. In 1994 the Company received $283,500 and in 1995 the Company received $675,980 for 1,773,500 shares from the sale of its previously unissued common stock. This stock is restricted stock and therefore was sold at 50% to 75% of the NASDAQ market quotation trading bid price for the Company's stock. Debt financing has been used only for short term purposes.

     The Company's current expansion plans will require expenditures of approximately $2.5 million. The Company believes that the proceeds from a private placement and internally generated cash will be adequate to finance its operations and anticipated capital expenditures through fiscal 1996.

     The Company received no monies from the exercise of warrants during 1994 and 1995.

     On September 26, 1994, the Company borrowed $100,000 from one of its shareholders, Dr. J. Robert Cade. The note is payable with interest at the rate of seen percent (7%) per annum. The note was due March 26, 1995. On December 15, 1994, the Company borrowed an additional $50,000 from Dr. Cade and executed another promissory note and mortgage (on its property at 3310 N. Main Street, Gainesville, Florida) in the principal amount of $151,534.40 (to encompass both the September 26 loan and the December 15 loan) at an interest rate of 7% per annum with interest and principal due in full on March 26, 1995. This note has been retired by issuance of 260,261 restricted common shares of the Company.

     The Company had cash and cash equivalents of $32,248 at December 31, 1994 and $193,000 at December 31, 1995. The majority of the cash used by the Company since December 31, 1994, has been for operations. In the Company's telecommunications division, operating expenses have been incurred in excess of current revenues in order to generate future revenues. The Company expects these revenues to increase substantially in the near future as a result of this investment in operations. Management has taken several decisive steps toward increasing the Company's profitability over the next few quarters. First, the long term strategic plan of elevating to carrier status was accelerated as a result of the provisioning problems experienced by Other Authorized Service Providers. The result of attaining carrier status is increased margins with little additional expenditures. Additionally, the Company will improve its provisioning ratio from approximately 75% to 96%. Contracts are signed and experienced personnel have been hired to manage these operations. This change in status will also allow the Company to market its commercial products competitively to much larger customer bases. Further, the Company can negotiate contracts with certain carriers to provide a lower cost and greater margin. Existing personnel have been re-assigned to more effectively and efficiently meet the needs of the Company especially in provisioning and collections. The Company has launched its network marketing subsidiary, Vision 21, Inc., with existing programs and an improved performance level, in addition to new, significant programs. The anticipated effect will be a surge of excitement as this agency network "goes to work. "The Company will market a standard residential long distance program, a standard commercial long distance program and new direct agent programs. Although the Company projects profitable operations in the future, this may not occur for some time. The Company is currently planning to sustain or improve its cash position in the short term mainly through various financing activities, including the possible exercise of warrants, the private offering of stock, and loans.

     Other Matters

     In November, 1994, the Company purchased all of the assets,including certain long distance telephone contracts, and assumed certain liabilities of TJC Communications, Inc., an unrelated corporation. The Company issued 52,500 shares of its common stock and issued a note payable for $315,000 due on demand July 1, 1995 bearing interest at 10%. Subsequent to the Foreclosure Agreement between the Company and CAT Interests Limited, TJC relocated their personnel and channeled their sales efforts in other directions.

     In June 1995, the Company entered an agreement with an unrelated group of investors for the purchase of 10,000,000 shares of the Company's common stock. As part of this transaction, the investment group loaned the Company $250,000. As a result of the Company's delisting from NASDAQ and certain other events, the parties agreed to a termination of the Stock Purchase Agreement.

     As a result of the Company's position and other events, the Company was unable to honor its obligations under its secured promissory note to the investor. Subsequently, the investor assigned its rights to CAT Interests Limited ("CAT"), and the Company and CAT entered into a Foreclosure Agreement and Release ("Foreclosure Agreement"). At that time, CAT satisfied the obligation to the unrelated investor and became an obligor of the Company.

     The Foreclosure Agreement provided the Company would transfer to CAT the customer list to all its customers who were serviced by the WilTel Network or Cherry Communications Network. In addition, the Company, by quitclaim deed, transferred certain warehouse property and land in Gainesville, Florida to CAT. The Company also transferred to CAT all of the outstanding and issued shares of Global TeleMedia, Inc. (f/k/a Global Wats One, Inc.), the Company's wholly-owned subsidiary. At the time of transfer, Global TeleMedia, Inc. had liabilities of approximately $2,000,000 and certain assets, including Certificates of Public Convenience and Necessity.

     As a result of the inability of the Company to obtain alternative sources of funding, the Company dramatically curtailed its operations in August, 1995, dismissing a significant portion of its employees and limiting its operations.

     On September 29, 1995, the Company entered into a Purchase Agreement with QCC, Inc.. pursuant to which the Company agreed to sell to QCC its customer accounts, including, but not limited to, related customer contracts, customer files, customer applications, customer letters of agency and accounts receivable related thereto. The purchase price for such assets is $3,000,000 of which the Company has received approximately $267,000 to date. The remaining purchase price is payable in 58 monthly installments on the 20th of each month. The agreement provides for the reduction in the purchase price in the event that the gross profit received by QCC from the transferred assets is less than certain specified targeted amounts. Inasmuch as there are no assurances that the full purchase price will be realized, the Company has elected to report the income as received.

     On October 13, 1995, the Company incorporated its wholly-owned subsidiary, Vision 21, Inc. in Georgia.

Results of Operations

     Revenues - Telecommunication Services and Products

     Following the completion of the telecommunications division's physical relocation to Atlanta, Georgia, the Company continued to incur expenses, many of which were one-time expenses, in order to complete the transition to a full-service telecommunications company. The Company had identified its reliance on outsourcing the actual performance of the transfer from a customer's present long distance carrier to the Company's service had proved to be ineffective and near fatal. In 1994, the Company enrolled approximately 120,000 customers on various long distance programs, only to realize provisioning (enrollment) of approximately 40,000 (a 33% ratio). This not only created significant loss of revenue but also, more importantly, a loss of momentum to the sales force. Since the core business plan is for the Company to recruit, develop and train sales agent networks, it had no choice but to put all existing sales efforts in abeyance until these problems were addressed.

     At the heart and soul of the Company's efforts is the concept of "relationship selling". Nowhere is this belief more important than in the network marketing subsidiary, Vision 21, Inc.. The aforementioned problems created a significant drop-off in sales. However, with the divestiture of Global TeleMedia, Inc., the Company launched its new network marketing subsidiary, Vision 21, with improved programs and an improved performance level, as well as will be developing new programs. Despite the Company's difficulties in recent transition, the revenue has continued to grow since Vision 21's pre-launch in December 1995. The six-month hiatus from aggressive marketing is reflected in the first three quarters of 1995 with a decrease in gross revenues. The Company, however, anticipates increase in gross revenues with its return to aggressive marketing efforts through Vision 21.

     Sales of telecommunications services and products (commissions, literature and merchandise sales and processing fees) for the twelve months ended December 31, 1994 were $3,412,303 and $2,864,000 for the twelve months ended December 31, 1995. The Company began selling prepaid telephone calling cards during the first quarter of 1994. The Company recorded $203,354 in revenue and $407,182 in deferred revenue from the sales of these products in 1994. The Company is actively expanding its customer base through promotional activities and new product development.

     Licensing Fees

     On January 28, 1995, the Company entered into a License Agreement with L&M Group, L.C., under which L&M purchased the Company's inventory of food and nutritional products previously sold by the Company at the Company's cost and received from the Company the exclusive right to see those products world-wide. In consideration of the license granted by the Company, L&M has paid the Company cash in the amount of $275,000 for the rights and $34,469.78 for inventory on hand. L&M further agreed to pay a royalty of 4% of all sums received for the sale or use of the nutritional and food products other than Go! and Cholesterade sold through multi-level marketing, a royalty of 2.5% of net sales of Go! and Cholesterade sold through multi-level marketing and 1.5% of the net sales of certain nutritional supplements. The Company's agreement with L&M Group, L.C. requires that L&M pay certain minimum quarterly royalties which increase to a maximum of $37,500 per quarter in 1997.

     Other Income

     Depreciation and Amortization

     Depreciation and amortization expense decreased from $932,000 for the year end December 31, 1994 to $580,000 for the year ended December 31, 1995. Additionally, the Company wrote off the remaining unamortized goodwill and royalty rights of $322,000 in 1994 and $422,000 in 1995 related to previously acquired companies that were considered to have nocontinuing value.

     Selling, General and Administrative

     Selling, general and administrative expenses decreased in 1995 over 1994 primarily due to the divestiture of Global TeleMedia, Inc. The Company, as a result of the divestiture decreased its personnel.

     Interest Expense

     The Company incurred additional interest in 1993 due to six months of short-term borrowing in 1993 compared to three months in 1992 and due to the purchase of land and building with debt financing in September, 1992.

     Interest expense was $51,000 for the year ended December 31, 1994 to $59,000 for the year ended December 31, 1995.

     Inflation

     Inflation and changing prices have not had a material impact on the operation of the Company and its subsidiaries.


Item 7.  Financial Statements

     Financial statements are submitted in Items 13(a)(1) and (2) on this Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     On December 14, 1994, Coopers & Lybrand L.L.P. resigned as auditors for the Registrant. It's auditors' reports for the last two fiscal years did not contain adverse opinions or disclaimers of opinion. The Coopers & Lybrand report for year end December 31, 1993 was modified as to uncertainty. In view of Coopers & Lybrand's resignation, the decision to change accountants was not recommended or approved by the Board of Directors. There were no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     On February 6, 1995, the firm of Kaufman & Rossin was appointed as the Company's principal independent auditors.

     On October 10, 1995, the Company engaged The Marlett Group to reaudit for the Company's fiscal year ended December 31, 1993. Previously, Coopers and Lybrand, LLP had audited the Company's financial statements for such year. In an agreement with Coopers and Lybrand, LLP, which has previously been disclosed, Coopers agreed to provide its consent only for the 1993 financial statements, only for inclusion in the Company's 10-KSB for the year ended December 31, 1994 and for no other filings under either the Securities Act of 1933, as amended, or the Securities Act of 1934. Except for certain footnote changes of a non-material nature and a change relating to the going concern of the Company, no other changes were made from the Coopers & Lybrand, LLP audit for the fiscal year ended December 31, 1993.

	On November 22, 1995, following approval by the Board of Directors of Global TeleMedia International, Inc. (the "Company"), the Company having no audit or similar committee of the Board of Directors, the Company ratified Tauber & Balser, P.C. ("T&B") as the Company's principal accountant, replacing Kaufman, Rossin & Co. ("KRC"), the Company's former principal accountant, who was dismissed on November 21, 1995. KRC was principal accountant for the Company for the fiscal year 1994 only.

     In connection with the audit of the most recent fiscal years and through the date hereof, there were no disagreements with KRC on any matter of accounting principals or practices, financial disclosure, or auditing scope or procedure, either resolved or unresolved, which disagreements, if not resolved to the satisfaction of KRC, would have caused KRC to make reference in connection with its reports to the subject matter of the disagreement. There were no disagreements with Tauber & Balser of The Marlett Group on any matters of accounting principles or practices or financial statement disclosure KRC's report on the Company's financial statements for the past year contained no adverse opinion or disclaimer of option, and was not modified as to uncertainty, audit scope or accounting principles, other than with respect to the Company's ability to continue as a going concern or adjustments that may result from the outcome of such uncertainty.


PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


Roderick A. McClain     Age 48  CEO, President, Chairman of the Board

Geoffrey McClain        Age 52  Senior Vice President, Director

Melissa D. Hart         Age 30  Secretary

Herbert S. Perman       Age 58  Chief Financial Officer, Director


     Roderick A. McClain is Chairman of the Board, Chief Executive Officer and President of the Company and has been a Director of the Company since 1993, and Chief Executive Officer of Global Wats One, Inc. since 1991. After attending the University of Tennessee on a golf scholarship, Mr. McClain pursued a career as a PGA golf professional. From 1972 - 1976, he was a principal and Executive Vice President of Mountain States Development Corporation, developing resort properties in Gatlinburg, Tennessee.
Following the acquisition of Mountain States Development Corporation by the real estate division of Kaiser Aluminum/Aetna Insurance, he became project manager for the southeast region. Mr. McClain was a real estate consultant through 1978 for several major properties located in Tennessee and North Carolina. He founded Previews Investment and Management, Inc., a real estate development, management and brokerage corporation, in 1978. Acting as a contract consultant Mr. McClain performed the duties of International Marketing Director for Overseas Electronics, Inc. from 1981 to 1985 and National Sales Manager for Santos Powerboats in 1991 until founding Global.

     Geoffrey F. McClain is Senior Vice President and has been a Director of the Company since August 1995. After fulfilling a tour of duty overseas, Mr. McClain received a BBA in Finance from the University of Miami and entered the retail field as a buyer with both Federated and Allied department store chains. Utilizing this background knowledge of consumer needs, he founded two successful electronics companies. One exported goods to the emerging marketplaces of South and Central America, while the other combined wholesale prices and a telemarketing program to compete nationally. Following the sale of his interest in these two companies, he obtained both a real estate broker's license and a mortgage broker's license in the state of Florida. He specialized in undeveloped land of investment and development of business parks. Mr. McClain was an original founder of Global Wats One, Inc.., which was acquired by the Company in September, 1993.

     Melissa D. Hart has been Corporate Secretary of the Company since December 1994. Ms. Hart has been employed by the Company's telecommunications subsidiary since 1991, serving as Manager of Regulatory Affairs and Executive Administrator. Prior to 1991, Ms. Hart was employed with Tenneco, Inc.., in the areas of Federal Reporting, Major Project Management and Engineering. Ms. Hart was an honors student while attending the University of Tennessee, majoring in Chemistry and English.

     Herbert S. Perman has served as Chief Financial Officer since 1995 and was appointed as Director of the Company in 1995. Mr. Perman received a BS from the City College of New York and J.D. from Brooklyn Law School. From 1994 through October 1995, Mr. Perman was a consultant to the long distance and prepaid telephone industry. From 1989 to 1994, Mr. Perman was director of marketing for PDQ Notes, Inc.(a medical software company). From 1985 to 1989, he was executive vice president and later president of a greeting card distribution company. Prior to this, he served as chief financial officer of an international educational sales company, financial vice president of a national mortgage finance company, administrative executive of a marketing subsidiary of a heavy equipment manufacturer and was executive vice president of an outdoor advertising company. Mr. Perman is licensed as a certified public accountant and attorney in the state of New York.

     Mr. Roderick A. McClain, Mr. Herbert S. Perman and Mr. Geoffrey McClain were elected as Directors at the Annual Shareholder's Meeting November 22, 1995 and will serve until the next Annual Shareholders' Meeting, the date of which has not yet been set.

     Each of the Company's Directors is elected for a term of one year and until his successor is duly elected and qualified. There are no family relationships between any of the Company's Directors and officers except between Roderick A. McClain and Geoffrey McClain, who are brothers. Meetings of the Board of Directors are held as necessary and at least quarterly. Directors receive no cash compensation for their services. Directors are eligible to receive 10,000 shares of stock annually provided they have attended at all board meetings scheduled. The following Directors and former Directors received the amounts of the Company's common shares set forth next to their name for their service in 1995:

		[S]                             [C]
		Roderick A. McClain             10,000 shares
		Anthony R. Catinella                 0 shares
		Herbert S. Perman                    0 shares
		Geoffrey McClain                     0 shares
		Stephen R. Kaas                      0 shares
		R. Wayne Johns                       0 shares
		Gregory R. Catinella                 0 shares
		John L. Walsh                        0 shares
		Cy Caine                             0 shares
		Keith Montgomery                     0 shares
		Arnold Zimmerman                     0 shares
		Howel Hopson                         0 shares
		George Lebo                          0 shares
		Joseph Cirulli                       0 shares
		Gary Stukes                          0 shares

     Since February 16, 1995, the Company received resignations from Arnold
L. Zimmerman, Randolph H. Reese, George R. Lebo, Howel H. Hopson, Joseph D. Cirulli, Gary P. Stukes and A. R. Catinella. The Board of Directors, in accordance with the by-laws of the Company, filled three such vacant Directors' positions by appointing Stephen R. Kaas, Gregory R. Catinella and John L. Walsh as Directors.

     In June, 1995, in accordance with a Stock Acquisition Agreement entered into with an unrelated investment group, the investment group requested and received resignations from Board Members Stephen R. Kaas, John L. Walsh, Gregory R. Catinella and R. Wayne Johns. The investment group additionally requested and received appointment of Keith Montgomery and Cy Caine to the Board.

     On August 2, 1996 the Company appointed Geoffrey F. McClain to the Board of Directors. On August 4, 1995, the Company received resignations from Cy Caine and Keith Montgomery. On October 1, 1995, Herbert S. Perman was appointed director and named Chief Financial Officer and Treasurer of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company and written representation from certain reporting persons, the Company believes that during the fiscal year ended December 31, 1994, all filing requirements applicable to the Company's executive officers, directors and more than 10% shareholders were complied with except the following:


Item 10.  Executive Compensation
                   	  SUMMARY COMPENSATION TABLE
				      Annual Compensation       Long Term Compensation Awards
 (a)        (b)     (c)      (d)            (e)          (f)              (g)
Name                                     Other   Restricted       Securities
and                                     Annual        Stock       Underlying
Principal       Salary    Bonus   Compensation    Awards1,2     Options/SARs
Position    Year    ($)      ($)            ($)          ($)              (#)
____________________________________________________________________________

Roderick A. McClain        1995       $  125,000(5)
   CEO
Arnold L. Zimmerman        1994       $   72,000
   CEO (until 10-22-94)
Roderick A. McClain        1994       $   65,000
   CEO (beginning 10-22-94)
Arnold L. Zimmerman        1993       $   69,000
   CEO

1. At December 31, 1994, the CEO's spouse held 150,000 restricted shares of stock valued at $0, and at December 31, 1995, the CEO's spouse held 1,150,000 restricted shares of stock valued at $57,500.

2. While the Company does not anticipate paying any dividends on its stock, such dividends, if paid, would apply to the CEO's restricted stock.

3. On September 30, 1993, the Company entered into an employment agreement with its current CEO. The agreement is for two years at an annual salary of $65,000 subject to a $15,000 increase under certain company performance criteria. The agreement also includes the right to receive shares of the Company's previously unissued common stock equal to a percentage (not greater than 100%) of a total of 850,000 shares. The percentage is a fraction, the denominator of which is $29,946,938 and the numerator of which is the cumulative combined net income of Global and Global TeleMedia Network beginning October 1, 1993 and ending September 30, 1995, to be awarded periodically.

4. On May 15 1995, the Company entered into an executive employment agreement with its current CEO. The agreement is for five years at a base salary of $125,000 increasing at 10% per year. This agreement also includes the right to receive bonus schedules based upon performance of the Company.

5. On May 7, 1991, the Company entered into a two year employment agreement with its former executive officer. This agreement was amended on February 18, 1992, November 30, 1992 and April 1, 1993, and was canceled on August 19, 1993. On August 19, 1993, the Company entered into a one year employment agreement effective April 1, 1993 with its executive officer for an annual salary of $72,000. The agreement canceled the option for 100,000 shares of common stock awarded under prior employment agreements. The agreement also modified the existing stock appreciation rights (SARs). The Company also pays all federal income taxes of the officer attributable to the exercise of these SARs and Incentive Stock Rights. On November 9, 1994, Company entered into a consulting agreement with Arnold L. Zimmerman, who was formerly the President of the Company, and then a member of the Board of Directors. Under the terms of the consulting agreement, the Company has agreed to pay Mr. Zimmerman $4,000 per month commencing on April 30, 1995, for a period of 18 months in consideration of his providing strategies and financial advice. Company satisfied its obligation to Zimmerman pursuant to a Satisfaction and Release Agreement dated June 15, 1995 whereby the Company issued 125,000 shares of the Company's restricted common stock as full settlement of this consulting agreement.

     Option/SAR Grants in Last Fiscal Year

NONE

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information, as of April 15, 1996, with respect to all stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all directors and officers as a group. Except as noted below, each person has sole voting and investment powers with respectto the shares shown.

Title of Class                  Amount/Nature Percent
(Common                         Beneficial         of
Shares) Name and                Ownership(1)            Class
Address of Beneficial Owner

Common  Neil Berman, 6031 Town Colony Dr., #116, Boca Raton, FL 33433
    491,134(2)              4.55%

Common  J. Robert Cade, M.D., 529 N.W. 58th St., Gainesville, FL  32607
    941,012(3)              8.73%

Common  Anthony R. Catinella, 4615 River Oaks Dr., Knoxville, TN  37920
    300,000(4)              2.78%

Common  Gregory Catinella, 720 Kings Court, Bethlehem, GA
    117,500(5)              1.09%

Common  Sandra Catinella, 4615 River Oaks Dr., Knoxville, TN  37920
    300,000(6)              2.78%

Common  R. Wayne Johns, 11111 Houze Road, #304, Roswell, GA  30076
     26,250(7)              0.24%

Common  Stephen R. Kaas, 285 Dunwoody Creek Circle, Atlanta, GA  30350
    100,000                 0.93%

Common  Geoffrey F. McClain,  7330 Mindello Street, Miami, FL  33143
    278,588                 2.58%

Common  Roderick A. McClain, 9265 Prestwick Club Drive, Duluth, GA  30350
		1,290,568(8)             11.97%

Common  Allyson Rodriguez, 9265 Prestwick Club Drive, Duluth, GA  30350
		1,290,568(9)             11.97%

Common  Arnold L. Zimmerman, 1107 NW 57th St., Gainesville, FL  32605
  		319,221                 2.96%

Common  Herbert S. Perman, 1714 Johnson Ferry Rd., Atlanta, GA  30319
		  150,000                 1.39%

Common  John L. Walsh, 500 Northridge Rd., #780, Atlanta, GA 30350
          0                    0%

Common  Cy Caine, Address Unknown
          0                    0%

Common  Keith Montgomery, Address Unknown
          0                    0%

Common  All Officers and Directors as a Group    4,066,273(4)(5)(6)(7)
                              37.70%


(1)  Indicates record ownership unless otherwise indicated.

(2) Based on oral representation of shareholder; includes 284,550 shares purchasable within 60 days (% of record 4.96%).

(3) Includes 3,500 shares purchasable within 60 days pursuant to exercise of outstanding warrants.

(4)  Includes spouse's shares (225,000)

(5)  Includes shares purchasable pursuant to exercise of warrants (11,250).

(6)  Includes spouse's shares (75,000)

(7)  Includes spouse's shares (1,189,948)

(8) Includes spouses shares (1,189,948)

Item 12.  Certain Relationships and Related Transactions.

     On August 30, 1990, Dr. Cade entered into an Agreement with the Company under which he agreed to endorse TQ2, Go!R and other products developed or improved by Dr. Cade ("Cade Products"). With regard to Cade Products and competing products, the Company's right to Dr. Cade's endorsement is exclusive. The agreement also gives the Company the right to use Dr. Cade's likeness in connection with the sale of Cade Products. The agreement provides that the Company will pay Dr. Cade only for his expenses incurred in connection with personal appearances. The agreement provides that it will remain in effect so long as the Company receives any income from Cade Products.

     On February 11, 1993, the Company sold 17,777 restricted shares of its Common stock to Neil Berman in a private placement for the sum of $25,000.
On that date the market price of the Company's Common Stock was $3.06 high, $2.88 low. Another transaction occurred on March 9, 1993, when the Company sold 17,779 restricted shares of its Common Stock to Neil Berman in a private placement for the sum of $25,000. On that date the market price of the Company's Common Stock was $2.75 high, $2.69 low. Another transaction occurred on April 15, 1993 when the Company sold 21,344 restricted shares of its Common Stock to Neil Berman in a private placement for the sum of $30,000. On that date the market price of the Company's Common Stock was $3.44 high, $3.25 low. The final transaction of the series occurred on June 2, 1993, when the Company sold 8,305 restricted shares of its Common Stock to Neil Berman in a private placement for the sum of $13,755. On that date the market price of the Company's Common Stock was $3.44 high, $3.31 low.

     On September 6, 1994, the Company agreed to sell 220,000 restricted shares of its Common Stock at $1.25 per share (total of $275,000) to Neil Berman in a private placement; if all the shares were purchased, Mr. Berman's warrants would be extended. The purchase price was based on 50% of the closing bid on that day which was $2.50 per share. The purchase price of $85,000 was received by the Company on October 20, 1994. The agreement was modified on October 22, 1994 to provide for the sale of 300,000 shares of restricted
Common Stock at $1.00 per share ($300,000 total). The modified agreement terminated by its terms on November 22, 1994. As a result, the Company issued 85,000 shares of restricted Common Stock to Mr. Berman for his October 20,
1994 payment of $85,000.

     On September 26, 1994, the Company borrowed $100,000 from one of its shareholders, Dr. J. Robert Cade. The note was payable with interest at the rate of seven percent (7%) per annum. The note was due March 26, 1995. On December 15, 1994, the Company borrowed an additional $50,000 from Dr. Cade and executed another promissory note and mortgage (on its property at 3310 N. Main Street, Gainesville, Florida) in the principal amount of $151,534.40 (to encompass both the September 26 loan and the December 15 loan) at an interest rate of 7% per annum with interest and principal due in full on March 26, 1995. This note has been paid by issuance of 260,261 restricted common shares.

     In November, 1994, the Company purchased all of the assets, including certain long distance telephone contracts, and assumed certain liabilities of TJC Communications, Inc., an unrelated corporation. The Company issued 52,500 shares of its common stock, paid $50,000 in cash and issued a note payable for $315,000 due on demand July 1, 1995 bearing interest at 10%. Subsequent to the Foreclosure Agreement dated July 12, 1995 between the Company and CAT Interests Limited, TJC personnel relocated their physical presence and have focused their sales efforts in other areas.

     From November, 1994 through the present, the Company has made several private placements of its stock pursuant to a resolution passed by the Board of Directors on October 22, 1994. Under the resolution, a total of 325,092 restricted shares have been issued for considerations ranging from $0.50 per share to $1.00 per share.

     On January 3, 1995, the Company sold 92,307 shares of restricted Common Stock to J. Robert Cade for a consideration of $75,000.

     On February 13, 1995, the Company and Mr. Berman entered into a Subscription, Option and Warrant and Option Extension Agreement. Under the terms of the agreement, Mr. Berman agreed to purchase 200,000 restricted shares of Common Stock for a price of $100,000 on or before March 1, 1995
(the "Part I" shares). If the Part I shares were purchased, then Mr. Berman could purchase, in whole or in part, an additional 145,000 restricted shares of the Company's Common Stock at $.50 per share if funds were received by the Company on or before March 30, 1995, or at 50% of the market price for such Common Stock on the day preceding the day funds are received by the Company as to funds received after March 30, 1995 (the "Part II" shares), provided, however that the Part II shares must be purchased on or before March 13, 1996.

     On March 7, 1995, the Company sold 71,529 shares of restricted Common Stock to J. Robert Cade for a consideration of $50,000.

     For the year ended December 31, 1993, the Company paid accounting fees for services to a firm other than the Independent Accountants. Edward L. Goolsby, formerly an officer and director of the Company, is a partner in that firm.

     In September, 1993, the Company acquired Global Wats One, Inc. and TeleFriend, Inc. of which Anthony R. Catinella, a former Director of the Company, Roderick A. McClain, the Company's Chief Executive Officer, and Geoffrey F. McClain, Mr. McClain's brother, were the principal shareholders. Under the terms of the acquisition, the former owners of Global and TeleFriend were entitled to receive common stock equal to a percentage (not greater than 100%) of 461,250 shares. This percentage was based upon, among other things, the net income of Global and TeleFriend beginning October 1, 1993, and ending September 30,1995. It was the contention of the former shareholders of Global and TeleFriend that the Company breached its obligations under the acquisition agreement by failing to provide Global and TeleFriend with the needed capital to pursue its business plan, as well as other business decisions by the Company's previous management, which hindered the operations of Global and TeleFriend. In March 1995, the Company was advised by the former shareholders of Global and TeleFriend of their intent to seek issuance of the shares of common stock. The Company's Board of Directors, excluding Mr. McClain, approved a settlement transaction for Mr. McClain and the other Global and TeleFriend shareholders. The settlement provides that the Global and TeleFriend shareholders be issued 450,000 shares of common stock as if the earnout under the acquisition agreement had been fully satisfied (each former shareholder of Global and TeleFriend received 150,000 shares of the Company's common stock). Furthermore, the Board of Directors agreed to issue 850,000 shares of common stock pursuant to the terms of his employment agreement which was similarly conditioned upon the net income of Global and TeleFriend. Mr. McClain similarly asserted that such net income of Global could not be reached based upon the reasons set forth above. Furthermore, the Board of Directors agreed to enter into a new long-term employment contract with its President and CEO, which was finalized June 15, 1995.

     In June 1995, the Company entered into an agreement with an unrelated group of investors for the purchase of 10,000,000 shares of the Company's Common Stock. As part of this transaction, the investment group loaned the Company $250,000. As a result of the Company's delisting from NASDAQ and other events, the parties agreed to a termination of the Stock Purchase Agreement.

     As a result of the Company's financial position and other events, the Company was unable to honor its obligations under its secured promissory note to the investor. The Company and the investor agreed to a termination of the Stock Purchase Agreement. Subsequently, the investor assigned its rights to CAT Interests Limited ("CAT"), and the Company and CAT entered into a Foreclosure Agreement and release ("Foreclosure Agreement"). At that time, CAT satisfied the obligation to the unrelated investor and became an obligor of the Company.

     The Foreclosure Agreement provided the Company would transfer to CAT the customer list to all its customers who were serviced by the WilTel Network or Cherry Communications Network. In addition, the Company, by quitclaim deed, transferred certain warehouse property and land in Gainesville, Florida to CAT. The Company also transferred to CAT all the outstanding and issued shares of Global TeleMedia, Inc., the Company's wholly-owned subsidiary. At the time of transfer, Global TeleMedia, Inc. (f/k/a Global Wats One, Inc.), had liabilities of approximately $2,000,000 and certain assets, including Certificates of Public Convenience and Necessity.

     As a result of the inability of the Company to obtain alternative sources of funding, the Company dramatically curtailed its operations in August, 1995, dismissing a significant portion of its employees and limiting its operations.

     In September 1995, the Company reached a settlement agreement with certain employees and issued an aggregate of 119,148 shares of its restricted Common Stock to such employees for previous deferred compensation payment owed as follows: Geoffrey F. McClain - 55,200 shares; Roderick A. McClain - 39,948 shares; Melissa D. Hart - 12,000 shares; Michael Rogers - 12,000 shares.

     On September 19, 1995, the Company entered into a Warrant and Option agreement with an unrelated third party for the purchase of up to 1,400,000 warrants at prices ranging from $0.50 to $3.00. On March 4, 1996, this Warrant and Option Agreement and the corresponding Consulting Agreement were terminated.

     On September 29, 1995, the Company entered into a Purchase Agreement with QCC, Inc. ("QCC") pursuant to which the Company agreed to sell to QCC its customer accounts, including, but not limited to, related customer contracts, customer files, customer applications, customer letters of agency and accounts receivable related thereto. The purchase price for such assets is $3,000,000 of which the Company has received $267,000 to date. The remaining purchase price will be payable in 58 monthly installments on the 20th of each month. The agreement provides for reduction in the purchase price in the event that the gross profit received by QCC from the transferred assets is less than certain specified targeted amounts. Inasmuch as there are no assurances that the full purchase price will be realized, the Company has elected to report the income as received.

     In addition, the Company entered into a long distance services agreement with QCC to provide operation and customer support for the Company's recently incorporated wholly-owned subsidiary, Vision 21, Inc. Vision 21, Inc. will facilitate the network marketing efforts of the Company's new telecommunications products and services. The Company believes that this agreement along with the out-sourcing of the operational function of its telecommunications services during this transitional period will substantially reduce the Company's overhead costs.

     On October 10, 1995, the Company engaged the Marlett Group to provide an audit for the Company's fiscal year ended December 31, 1993. Previously, Coopers & Lybrand, LLP had audited the Company's financial statements for such year. In an agreement with Coopers & Lybrand, LLP, which has been previously disclosed, Coopers agreed to provide its consent only for the 1993 financial statements contained in the Company's 10-K for the year ended December 31, 1994 and for no other filings under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934. Except for certain footnote changes of a non-material nature and a change relating to the going concern of the Company, no other changes were made from the Coopers & Lybrand, LLP audit for the fiscal year ended December 31, 1993.

     The Company is involved in a dispute with its former primary long distance carrier, Communications Gateway Network, Inc. (CGN). The Company alleges that CGN has failed to properly account for substantial revenues derived from the Company's customers. Dispute has focused on the right of the Company to move customers to another carrier subsequent to the alleged actions and default of CGN. There have been no formal complaints filed and the potential outcome of the dispute cannot be determined at this time. (See
Note 8 Notes to Consolidated Financial Statements).

     As of February 1, 1996, the Company, through its new wholly-owned subsidiary, Vision 21, Inc., has begun aggressively marketing its new products and services. Further, the Company has begun its reapplication process for Certificate of Public Convenience and Necessity in all states where applicable.

     On January 31, 1996, the Company relocated its headquarters to Alpharetta, Georgia from Atlanta, Georgia. The Company occupies approximately 11000 square feet in a 28,200 square foot office building. The Company has an option to purchase the property for $2,500,000 which will provide the Company with scheduled expansion availability at July 31, 1996 and January 31, 1997, totaling 28,200 square feet.

     On January 16, 1996, a summons in a civil action was filed in the United States District Court, Southern District of Florida, by CAT Interests Limited against Global TeleMedia International, Inc., Roderick A. McClain and Quest Telecom. (See Item 3 Legal).

     On January 3, 1996, the Company entered into a Consulting Agreement with Jim Devaney ("Devaney") pursuant to which th Company agreed to issue 30,000 shares of its Common Stock in part for consideration for consulting services to be provided by Devaney to the Company over an anticipated one year period commecning on the date of the consulting agreement. Under the terms of the Consulting Agreement, Devaney is to act as a management consultant and to provide services on behalf of the Company, including, but not limited to, assisting the Company in evaluating real estate acquisitions.

     On March 11, 1996, the Company entered into a Consulting Agreement with Bruce Baker ("Baker") pursuant to which the Company agreed to issued 250,000 shares of its Common Stock in part for consideration for consulting services to be provided Baker to the Company an anticipated one year period commencing on the date of the consulting agreement. Under the terms of the Consulting Agreement, Baker is to act as a management consultant and to provide services on behalf of the Company, including, but not limited to, assisting the Company in locating and evaluating mergers and acquisitions.

     On January 16, 1996, the Company entered into a Consulting Agreement with Joe Nolan ("Nolan") pursuant to which the Company agreed to issue 25,000 shares of its Common Stock in part for consideration for consulting services to be provided by Nolan to the Company over an anticipated one year period commencing on the date of the the consulting agreement. Under the terms of the Consulting Agreement, Nolan is to act as a management consultant and to provide and to provide services on behalf of the Company, including, but not limited to, assisting the Company in stock valuation and tax matters.

     On January 30, 1996, the Company entered into a Public Relations Agreement with Golden Holdings International, Inc. ("Golden") pursuant to which the Company agreed to issue 300,000 shares of its Common Stock in part for consideration for public relations services to be provided by Golden to the Company over an anticipated one year period commencing on the date of the Consulting Agreement. Under the terms of the Consulting Agreement, Golden is to act as a public relations consultant and to provide services on behalf of the Company concerning interaction with and presentations to the brokerage and investment communities.

     On January 11, 1996, the Company entered into an Agreement with Alphatronix, Inc. ("Alpha") pursuant to which the Company agreed to issue 100,000 shares of its Common Stock in part for consideration for consulting and and public relations services to be provided by Alpha to the Company. Under the terms of this Agreement, Alpha is to act as a fancial public relations counsel with respect to existing and potential marketmakers, brokers, underwriters and investors.

     On Jauary 29, 1996, the Company entered into an Argeement with James Connell ("Connell") pursuant to which the Company agreed to issue 200,000 shares of its Common Stock in part for consideration for public relations services to be provided by Connell to the Company over an anticipated one year commencing on the date of the Consulting Agreement. Under the terms of the Consulting Agreement, Connell is to act as a Public Relations Consultant and to provide services on behalf of the Company concerning interaction with and presentations to the brokerage and investment communities.

     On March 22, 1996, the Company entered into an Agreement with Milton Barbarosh ("Barbarosh") pursuant to which the Company agreed to issue 75,000 shares of its Common Stock in part for consideration for aquisition and merging services to be provided by Barbarosh to the Company over an anticipated two years commencing on the date of the Consulting Agreement. Under the terms of the Consulting Agreement, Barbarosh is to act as an Aquisition and Merger Advisor and to provide services on behalf of the Company concerning interaction with and presentation to the brokerage and investment communities.

     On April 11, 1996, the Company entered into an Agreement with Southstar Financial Services, Inc. ("Southstar") pursuant to which the Company agreed to issue 25,000 shares of its Common Stock in part for consideration for financing services to be provided by Southstar to the Compnay over an anticipated one year period commencing on the date of the Consulting Agreement Under the terms of the Consulting Agreement, Southstar is to act in the capacity of a financing liaison an behalf of the Company concerning preparation, assembly and presentation of financing documentation to lending institutions to assist the Company in obtaining financing for its real property.

     On January 29, 1996, the Company entered into an Agreement with I.W. Miller Company ("Miller") pursuant to which the Company agreed to issue 200,000 shares of its Common Stock in part for consideration for public relations services to be provided by Miller to the Company over an anticipated one year period commencing on the date of the Consulting Agreement. Under the terms of the Consulting Agreement, Miller is to act as a financial public relations consultant.

     On March 13, 1996, the Company entered into an Agreement with F.P.I., Inc. ("FPI) pursuant to which the Company agreed to issue 250,000 shares of its Common Stock in part for consideration for consulting and public relations services to be provided by FPI to the Company. Under the terms of this Agreement, FPI is to act as a financial public relations counsel with respect to existing and potential marketmakers, brokers, underwriters, and investors.

     The Company is currently in negotiations for settlement of all outstanding issues between the Company and Neil Berman. No agreement has currently been reached, and while no assurances can be made, the management of the Company anticipates a favorable resolution to these outstanding issues.

     The Company believes that the above-described transactions are as fair to the Company as could have been made with unaffiliated parties. The Company requires that transactions between the Company and its officers, directors, employees or stockholders or persons or entities affiliated with officers, directors, employees or stockholders be on terms no less favorable to the Company than it could reasonably obtain in arms-length transactions with independent third parties. Such transactions are approved by a majority of the disinterested directors of the Company.


PART IV.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits    Page

	1.  Financial Statements

		(1)  Reports of Independent Certified Accountants

2.  Financial Statement Schedules       None


	3.  Exhibits required by Item 601, Regulation S-B

		(3)  Articles of Incorporation and By-Laws

(a) Articles of Incorporation filed as Exhibit to Registrant's Form S-4 filed May 7, 1990, incorporated herein by reference.

(b) By-Laws filed as Exhibit to Registrant's Form S-4 filed May 7, 1990, incorporated herein by reference.

(c) Articles of Amendment filed as Exhibit to Registrant's Form S-1, filed November 2, 1990, incorporated herein by reference.

(d) Articles of Amendment to Articles of Incorporation filed as Exhibit to Registrant's Form 10-KSB

(4)  Instruments defining the Rights of Security Holders.       None

(9)  Voting Trust Agreement     None

(10)  Material Contracts

(a) First Addendum to April 1, 1993, Employment Agreement of Arnold L. Zimmerman, effective April 1, 1994 incorporated herein by reference.

(b) Option to Hunter Equities, Inc. dated March 21, 1994, filed an exhibit to Form S-8 Registration Statement filed on or about March 22, 1994, incorporated herein by reference.

(c)   Asset Purchase Agreement dated November 2, 1994, among the Company,
TJC Communications, Inc., R. Wayne Johns and Chuck Colclasure filed as an exhibit to Form 10-QSB for the quarter ended September 30, 1994, incorporated herein by reference.

(d) Amended License Agreement between the Company and L&M Group, L.C. dated January 31, 1995.
					58

(e) Subscription, Option and Warrant and Option Agreement and Release between the Company and Neil Philip Berman dated February 13, 1995.
					75

(f) Foreclosure Agreement between the Company and CAT Interests Limited dated July 12, 1995.

(g)   Purchase Agreement between the Company and QCC, Inc. dated September
29, 1995.

(h) Long Distance Services Agreement between the Company and QCC, Inc. dated September 29, 1995.

(i) Satisfaction and Release Agreement between the Company, Progress Research, Inc.., the University of Florida Research Foundation, Inc.. and the University of Florida dated December 12, 1995.

(j) Settlement agreement between the Company and Neil Philip Berman dated April 30, 1996.

(k)  Employment Agreement of Roderick A. McClain effective May 15, 1995.

(11)  Statement re:  Computation of Per Share Earnings      Note 1(e),
Financial Statements

(13)  Annual Report to Securities Holders, Form 10-Q or quarterly report to
security holders     None

(18)  Letter re:  Changes in Accounting Principles     None

(19)  Previously unfiled Documents      None

(22)  Subsidiaries of Registrant        83

(23)  Published Report re:  Matters Submitted to Vote of Security Holders
None

(24)  Consents of Experts and Counsel     None

(25)  Power of Attorney     None

(28)  Additional Exhibits     None

(29)  Information from reports furnished to state insurance regulatory
authorities      None

(b)  Reports on Form 8-K

Form 8-K filed on or about August 22, 1995
Item 5.  Resignation of directors.

Form 8-K filed on or about October 16, 1995
Item 5. Other Events relating to Foreclosure Agreement and corporate restructuring

Form 8-K filed on or about November 30, 1995
Item 4.  Change in registrant's certified accountants.



SUBSIDIARIES OF REGISTRANT



VIGOR CORPORATION               Incorporated in Commonwealth of Virginia

PROGRESS RESEARCH, INC.         Incorporated in State of Florida

VISION 21, INC..                Incorporated in State of Georgia

                     Independent Auditors' Report


Board of Directors
Global Telemedia International, Inc.
Atlanta, Georgia


     We have audited the accompanying consolidated balance sheet of Global Telemedia International, Inc. and subsidiaries as of December 31. 1995 and the related consolidated statements of operations, and stockholders' equity deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonsble assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Telemedia International, Inc. and subsidiaries as of December 31, 1995 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with generally accepted accounting principles.

     As discussed in Note A of the financial statements, effective January 1, 1995 the Company adopted Statement of Accounting Standards No. 123, and as discussed in Note H, readjusted stockholders' equity accounts as of October 1, 1995, effected in accordance with accounting principles applicable to quasi-reorganizations.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Tauber & Balser, P.C.
Atlanta, Georgia
April 15, 1996

      				  GLOBAL TELEMEDIA INTERNATIONAL, INC.
						                AND SUBSIDIARIES
				            CONSOLIDATED BALANCE SHEET
                						DECEMBER 31, 1995


                 									  ASSETS
[S]                                                     [C]
CURRENT ASSETS
     Cash                                               $   193,000
     Other                                                   96,000
														                                   							------------
		Total Current Assets                                      289,000

Furniture and Equipment
     Furniture and Fixtures                                  30,000
     Office Equipment                                       120,000
                                  																						------------
                                   																							  150,000
     Accumulated Depreciation                               (71,000)
                            																						      ------------
                            																				       			   79,000
                                   																					------------
     TOTAL ASSETS                                       $   368,000
                                   																					============



          LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY


CURRENT LIABILITIES
     Accounts Payable                                   $   322,000
     Note Payable                                           273,000
     Due to Stockholder                                     116,000
     Due to Stockholder                                      30,000
     Accrued Interest                                        24,000
                                                        ------------
	       Total Current Liabilities                           765,000

STOCKHOLDERS' EQUITY DEFICIENCY
     Common stock, $.004 par, authorized
       25,000,000 shares, issued and outstanding
       9,937,991 shares                                      40,000
     Additional paid-in capital                             197,000
     Accumulated Deficit, since October 1, 1995,
       net of $13,378,000 eliminated in
       quasi-reorganization                                (634,000)
                                                        ------------
	 Total Stockholders' Equity Deficiency                    (397,000)
                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY   $   368,000
                                                        ============

               GLOBAL TELEMEDIA INTERNATIONAL, INC.
                        AND SUBSIDIARIES
                    STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                         1995           1994
[S]                                      [C]            [C]
SALES                                    $ 2,864,000    $ 3,720,000
                                         ------------   ------------

COST OF SALES                             (1,293,000)    (2,816,000)

GENERAL AND ADMINSTRATIVE EXPENSES        (3,027,000)    (4,280,000)
                                          ------------   ------------

                                          (4,320,000)    (7,096,000)
                                          ------------   ------------
  LOSS FROM OPERATIONS                    (1,456,000)    (3,376,000)

OTHER INCOME (EXPENSES)
     Litigation                              500,000             -
     Goodwill                               (422,000)            -
     Foreclosure                          (1,230,000)
     Franchise income                        302,000             -
     Interest expense                        (59,000)       (51,000)
     Rental and other income                  45,000        104,000
                                         ------------   ------------
                                            (865,000)        53,000
                                         ------------   ------------
NET LOSS                                 $(2,321,000)   $(3,323,000)
                                         ============   ============


NET LOSS PER SHARE                       $       .30    $       .78
                                         ============   ============

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                 7,629,987      4,237,422
                                         ============   ============

               GLOBAL TELEMEDIA INTERNATIONAL, INC.
                       AND SUBSIDIARIES
              CONSOLIDATING STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                         1995           1994
[S]                                      [C]            [C]
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                            $(2,321,000)   $(3,323,000)
                                         ------------   ------------
   Adjustments:
     Depreciation & amortization             580,000        932,000
     Loss on disposal of equipment             2,000          7,000
     Foreclosure loss                      1,230,000             -
     Stock Issued for services               187,000        187,000
     Changes in :
       Receivable                            370.000       (464,000)
       Other current assets                   63,000         70,000
       Accounts payable and accrued expense (951,000)       972,000
       Deferred revenue                     (155,000)       155,000
                                         ------------    ------------

	 Total Adjustments                        1,326,000       1,859,000
                                         ------------    ------------

Net cash used in operating activities       (995,000)     (1,464,000)
                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                -            2,000
   Acquisition of property and equipment     (60,000)       (107,000)
                                         ------------    ------------

Net cash used in investing activities        (60,000)       (105,000)
                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on notes payable                  (3,000)       (113,000)
   Borrowings on notes payable               310,000              -
   Borrowings from shareholder                    -          152,000
   Borrowings from officer                    10,000          50,000
   Advances from factor                      223,000         353,000
   Proceeds from sale of common stock        676,000         291,000
                                         ------------    ------------

Net cash provided by financing activities  1,216,000         733,000
                                         ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          161,000         836,000

CASH - BEGINNING OF YEAR                      32,000         868,000
                                         ------------    ------------

CASH - END OF YEAR                       $   193,000     $    32,000
                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                $    35,000     $    51,000
                                         ============    ============

                GLOBAL TELEMEDIA INTERNATIONAL, INC.
                        AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS


Supplemental disclosure of noncash investing and financing activities:

                                         1995            1994
[S]                                      [C]             [C]
Assets and Liabilities transferred
   in forclosure
     Accounts Receivable                 $   622,000     $        -
     Property and Equipment                  769,000              -
     Accounts Payable
       and Accrued Expenses                1,625.000              -
     Notes Payable                           534,000              -

Purchase of inventory, furniture
   and equipment                                  -           25,000

Common Stock issued in satisfaction of note
   payable to shareholder                         -          152,000


The Company purchased of substantially all the assets and operations of TJC
   Communications, Inc. for $463,000 as follows:

                                         1995            1994
[S]                                      [C]             [C]
Execution of note payable                         -         315,000
Fair value of common stock issued
   (105,000 shares)                               -         148,000
                                        ------------    ------------
                                        $        -      $   463,000
                                        ============    ============

             See Notes To Consolidated Financial Statements

                  GLOBAL TELEMEDIA INTERNATIONAL, INC.
                           AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF SHAREHOLDERS EQUITY


                                 Common                      Additional
                           Stock Issued                         Paid-In
                                 Shares       Par Value         Capital
[S]                        [C]             [C]             [C]
Balance, January 1, 1994      4,131,235    $     17,000    $ 11,726,000

Shares Issued to Directors       15,000               -          30,000

Sale of Stock                   325,307           1,000         282,000

Excercise of Warrants             2,000              -            7,000

Shares Issued to Consultants     55,130              -          200,000

Compensation Earned                  -               -               -

Issuance of Stock in connection
     with Business Aquisition   105,000           1,000         147,000

Issuance of Stock in connection
     with Conversion of Note Payable
     to Shareholder             260,261           1,000         150,000

Net Loss                             -               -               -
                           -------------   -------------   -------------
Balance, December 31, 1994    4,893,933    $     20,000      12,542,000

Compensation earned                  -               -               -

Sale of Stock                 1,301,410           5,000         671,000

Shares Issued to Directors    1,345,148           6,000          62,000

Shares Issued to Consultants    800,000           3,000          37,000

Shares Issued to Employees
     for compensation           547.500           2,000          25,000

Shares Issued in connection
     with contingent fee      1,050,000           4,000          48,000

Deficit reclassification
     in connection with
     quasi-reorganization
     as of October 1, 1995           -               -      (13,188,000)

Net Loss                             -               -               -
                           -------------  --------------  --------------

Balance, December 31, 1995    9,937,991          40,000    $    197,000
                           =============  ==============  ==============

                 GLOBAL TELEMEDIA INTERNATIONAL, INC.
                          AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY
                             (Continued)


                           Common Stock                  Total
                             Issued for               Shareholders'
                         Future Service         Deficit          Equity
[S]                       [C]             [C]             [C]
Balance, January 1, 1994            -      $ (8,178,492)   $  3,565,000

Shares Issued to Directors          -                -           30,000

Sale of Stock                       -                -          283,000

Excercise of Warrants               -                -            7,000

Shares Issued to Consultants  (200,000)              -               -

Compensation Earned            157,000               -          157,000

Issuance of Stock in connection
     with Business Aquisition       -                -          148,000

Issuance of Stock in connection
     with Conversion of Note Payable
     to Shareholder                 -                -          151,000

Net Loss                            -        (3,322,000)     (3,322,000)
                          -------------    -------------   -------------
Balance,
   December 31, 1994      $    (43,000)    $(11,500,000)    $ 1,019,000

Compensation earned             43,000                           43,000

Sale of Stock                       -                -          676,000

Shares Issued to Directors          -                -           68,000

Shares Issued to Consultants        -                            40,000

Shares Issued to Employees
     for Compebsation               -                -           27,000

Shares Issued in connection
     with contingent fee            -                -           52,000

Deficit reclassification
     in connection with
     quasi-reorganization
     as of October 1, 1995          -        13,188,000

Net Loss                            -        (2,322,000)     (2,322,000)
                          -------------    -------------   -------------
Balance,
     December 31, 1995    $         -      $   (634,000)   $   (397,000)
                          =============    =============   =============
            See Notes To Consolidated Financial Statements

               GLOBAL TELEMEDIA INTERNATIONAL, INC.
                        AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation:

     The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.


     Accounting Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.


     Business:

     The Company is primarily engaged in the marketing of long distance telephone and related services. The Company sells it services to individuals and other customers, throughout the United States. In the normal course of business the Company sells its telephone related accounts receivable to the billing processor under a factoring agreement with recourse. The Company also licenses certain nutritional products which the company expects to provide a nominal amount of revenue.


     Furniture and Equipment:

     Furniture and Equipment is stated at cost, and depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the assets.


     Intangible Assets:

     Intangible assets are periodically reviewed for impairment based on an assessment of future operations to ensure that they are appropriately valued. During 1995 the Company determined that goodwill resulting from prior acquisitions no longer had continuing value and the remaining unamoritized amounts were charged to operations.


     Stock-Based Compensation:

     In October 1995, the Financial Accounting Standards issued SFAS 123 "Accounting for Stock Based Compensation," which the Company elected to adopt as of January 1, 1995. Under SFAS 123, the Company recognizes compensation expense for all stock-based compensation, using a fair value methodology.


     Net Loss Per Share:

     Net loss per share are based on the weighted average number of common shares outstanding during each period. Common stock equivalents include stock appreciation and warrants. For 1995 and 1994, common stock equivalents were not considered in the calculation of net loss per share as they were anti-dilutive.


     Reclassifications:

     Certain prior year amounts have been reclassified to conform to current year's presentation.


B.   Going Concern:

     The Company's financial statements for the year ended December 31, 1995 and 1994 have been prepared on the assumption that the Company will continue as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $2,321,000 for the year ended December 31, 1995, and has a working capital deficiency of $476,000 and an equity deficiency of $397,000. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Management is actively involved in attempting to sell equity securities as well as looking for other sources of funding. The Company is in process of introducing its new Vision 21 network marketing program. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds that the Company will achieve profitability or positive cash flow.


C.   Inventory:

     Inventory consists of promotional and training materials used in the Vision 21 marketing program.


D.   Intangibles:

     Goodwill of $422,000 was charged to operations as the underlying assets were deemed to have no further value.


E.   Note Payable:

     Note payable for business acquisition, due on demand,
     interest at 18%                                        $   273,000
                                                            ------------

F.   License Agreement:

     On January 23, 1995 the Company licensed its former food products business, sold the inventory and assigned the rights to the distribution network used in the sale of the products. The contract provides for various royalties based on type of sale and product. The agreement also has provision for minimum quarterly royalties beginning the third quarter of 1995 and continuing for seven quarters. The Company recognized the initial $275,000 license fee as all the initial services required under the terms of the agreement were performed.



G.   Foreclosure Loss:

     In connection with an agreement to sell restricted stock, the Company entered into a loan agreement with the potential investor. The loan was secured by the Company's customer base or list of customers on a certain long-distance carrier and certain other assets. The loan agreement required the Company to maintain its NASDAQ listing until the closing of the stock sale agreement. Prior to the closing date the Company was delisted from NASDAQ and was, therefore, in default of the loan agreement. As part of the foreclosure proceedings, the Company agreed to transfer all the shares of stock of its subsidiary, Global TeleMedia, Inc. In addition the Company transferred certain other assets not included among the assets of the subsidiary but which were also pledged as security. As a result of the transaction, the remaining goodwill, $1,538,000, associated with the original acquisition of the subsidiary was charged to operations. The details of these transactions are:


G.   Foreclosure Loss (Continue):
[S]                                               [C]
     Assets foreclosed:
       Investment in subsidiary including
		remaining goodwill                               $  1,441,000
       Book value in assets, less mortgage
	  payable                                               99,000
       Liabilities settled:                            (310,000)
                                                   -------------
		     Loss                                        $  1,230,000
                                                   =============

     Included in the consolidated statement of loss are the operating results of the foreclosed subsidiary (which are substantially all revenues of the Company) for period January 1, through July 11, 1995 (the date of foreclosure) and 1994 as follows:

                                     1995            1994
[S]                                  [C]             [C]
Sales                                $ 2,789,000     $ 2,719,000

Costs and expenses                     4,337,000       4,015,000
                                     ------------    ------------
Loss from operating                  $ 1,548,000     $ 1,296,000
                                     ============    ============


     Since the Company remains in the business of marketing long distance telephone services, the foregoing does not qualify as the disposal of a business segment.

     In connection with the foreclosure of its interests in the subsidiary, the acquiring entity made a claim that the Company did not transfer all the assets required under the terms of the security agreement. Subsequent to December 31, 1995, the parties reached a tentative settlement of approximately $100,000. The final settlement has not been approved by the parties as the Internal Revenue Service placed a levy on any payments from the Company to the acquiring entity as a result of their failure to pay payroll tax liabilities. The Company remains contingently liable on a $510,000 mortgage associated with the land and building transferred under the foreclosure.


H.   Due to stockholders:

     A stockholder tendered $56,485 to purchase additional restricted shares. The Company determined that the tender was not in accordance with the terms of their agreement and did not issue any additional shares pending reaching a new understanding with the stockholder. In addition, amounts due to stockholders include an 18% note for $50,000 and an 18% note for $10,000. None of the foregoing stockholders have sufficient management influences to characterized as "related parties."


I.   Fair value of financial Instruments:

     Note payable and due to stockholders are due on demand; however the Company does not have the funds needed to settle these amounts currently.
As a result, the Company is unable to estimate the timing and ultimate form of their settlement. It is believed that if the current holders were to sell such instruments to other parties, the sales price would be substantially less that the carrying value.


J.   Common stock transactions:

     The Company issued stock for compensation to officers and other employees and in settlement of professional and other fees. For transactions involving compensation, the Company valued the transaction at the fair value of the common stock. In addition, by issuing common stock, the Company settled a payable to an entity that raised capital for the Company's acquisition of the subsidiary that it lost in foreclosure during the year. The fee was calculated at Fair Value of the stock on the day of payment. The Company issued a total of 3,743,000 shares of common stock for services, at a Fair Value of $187,000.


K.   Corporate  Readjustment

     In view of significant changes in the Company's marketing and other operating practices, and its management, the Boards of Directors of the parent and its wholly-owned subsidiaries approved at a special meeting on April 12, 1996 a corporate readjustment of stockholders' equity accounts as of October 1, 1995, effected in accordance with accounting principles applicable to quasi-reorganizations. Under Florida law (the state of incorporation of the parent), this action does not require shareholder approval. The adjustment was effected by offsetting the accumulated deficit as of September 30, 1995, of $13,378,000 against additional paid-in capital.

     Because the carrying amounts of the Company's assets and liabilities approximate their fair or net realizable values, no further valuation adjustments were necessary in connection with the readjustment.


L.   Leases:

     In February 1996 the Company occupied new space under a draft short-term lease expiring in six months or upon the exercise of a provision to acquire title to the building or upon exercise of a provision to extend the lease for another six months. The monthly lease payment is $11,000 and $13,000 if the Company extends the lease under an extended term provision. The purchase price noted in the purchase agreement is $2,500,000. At April 11, 1996 neither the lease agreement or the agreement for the purchase of the property are executed.

     Total rental expense under short-term operating leases was $82,000 for 1994 and $143,000 for 1995.


M.   Commitments:

     Employment Contracts:

     The Company has employment agreements with certain officers and employees, which expire at various times through 2000. The agreements provide for automatic bonus compensation payable in common stock of the Company, provided the person is employed by the Company. The aggregate commitment for future salaries at December 31, 1995, excluding bonuses was approximately $764,000. The aggregate commitment for common stock under the stock bonus sections of the agreements was 430,000 shares at December 31, 1995.


     Stock Options:

     The Company has granted options to acquired its common stock at various times and under various plans, contracts and employment agreements at prices that approximated or exceeded fair market values at the date of issue. Options granted were exercisable over periods ranging from one to four years.

                                           1995             1994
[S]                                        [C]              [C]
Outstanding, beginning of year                 144,195          144,195

Expired during the year                       (144,195)             -
                                            -----------     ------------

Outstanding, end of year                            -           144,195
                                            ===========     ============

                                                                  $3.60 to
Range of exercise prices                                         $18.80


     Stock Appreciation Rights:

     The Company has issued both stock appreciation and incentive rights and tandem stock options and stock appreciation rights (SARS). Upon exercise of the SARS, the option surrenders the exercisable portion of the option in exchange for payment in common stock (valued at the fair market value on the date of surrender) or cash on the spread between the aggregate option price and its aggregate fair market value on the date of surrender of the exercisable portion of the option. Changes in SARS were:


                                           1995            1994
[S]                                        [C]             [C]
Outstanding, beginning of year                 346,711         346,711

Expired during the year                       (346,711)            -
                                           ------------    ------------

Outstanding, end of year                            -          346,711
                                           ============    ============

                                                               $3.75 to
Range of exercise prices                                      $38.38


     Warrants:

     The Company has sold or granted warrants to acquire its common stock at various times and under various agreements at prices that approximated or exceeded fair value at the date of issue. Warrants outstanding at December 31, 1995 may be exercised not later than August 31, 1996.

                                             1995            1994
[S]                                          [C]             [C]
Outstanding, beginning of year                 1,350,000       892,000

Grante                                            55,000       460,000

Exercised                                             -         (2,000)

Expired during the year                         (507,000)           -
                                             ------------  ------------

Outstanding, end of year                         898,000     1,350,000
                                             ============  ============

                                               $1.25 to        $2.625 to
Range of exercised prices                      $3.75           $5.00



N.   Income Taxes:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

                                            1995            1994
[S]                                         [C]             [C]
Net operating loss carry forward            $ 3,053,000     $ 3,490,000

Less valuation allowance                      3,053,000       3,490,000
                                            ------------    ------------

Net deferred tax assets                     $        -      $        -
                                            ============    ============

Following is a reconciliation of applicable U.S. federal income tax rates (credits) to the effective tax rates included in the statement of operations:

                                                1995        1994
[S]                                             [C]         [C]
U.S. federal income tax rate                     (34.0%)     (34.0%)
State income tax rate, net of
  federal tax benefit                             (3.6)       (3.6)
Tax loss carry forwards                           37.6        37.6
                                                 -------     -------
                                                    --          --
                                                 =======     =======


     At December 31, 1995, the Company had available net operating loss carryforward for income tax reporting purposes as follows:

                       Net Operating Loss                Expiring in
  Year Ended                Carry forward                 Year Ended

    1987                    $  107,000                       2002
    1988                       906,000                       2003
    1989                     1,320,000                       2004
    1990                     2,280,000                       2005
    1991                       619,000                       2006
    1992                       309,000                       2007
    1993                        22,000                       2008
    1994                     1,315,000                       2009
    1995                       867,000                       2010
                           ------------
                           $ 7,745,000
                           ============

     In addition the Company has $1,230,000 of capital loss carry forward, that expires in 2000, which can be used to offset capital gains, if any.


O.   Subsequent Events:

     On March 5, 1996, the Company entered into an option agreement to purchase all of the issued and outstanding stock of EarthCall Communications Corporation (EarchCall). The option allows the Company to purchase EarthCall for a note of $500,000 and 850,000 shares of common stock of the Company.
The Note is payable one year after the exercise of the option, however, the holder has the right to convert the note into common stock of the Company at a conversion price of $1 per share. The note will bear interest at 7% per annum. The option expires June 1, 1996 with one three month extension available. The option requires the Company to meet certain requirements in order to exercise. At March 15, 1996 the Company had not met the requirements for closing.

     On April 11, 1996 the Company entered into a letter of intent with CAM-NET Communications Network, Inc. (CAM-NET), whereby CAM-NET agrees to make a tender offer for the Company's common stock if certain performance conditions are met. The letter of intent is subject to final negotiations and approval of the companies board of directors and the Company's shareholders.


P.   Industry Segment Information:

     The Company is primarily engaged in the marketing of long distance telephone services (telephone segment). In addition, the Company also licenses nutritional products (food segment) through an agreement entered into during January, 1995. In 1995, $302,000 of revenues related to the food segment, and all other revenues, losses, identifiable assets, depreciation and capital expenditures realted to the telephone segment.

For 1994, the industry segment information is as follows:

                                         Year Ended December 31, 1994
                                  ------------------------------------------
                                        Food       Telephone
                                     Segment         Segment    Consolidated

     Total revenues               $  306,220      $3,414,145      $3,720,365
     Operating loss               (1,663,355)     (1,712,814)     (3,376,169)
     Identifiable assets             738,874       2,737,278       3,476,152
     Depreciation and
       amortization                  696,889         234,853         931,742
     Capital expenditures             18,709          87,754         106,463


Q.   Fourth Quarter Results:

     Significant adjustments made in the fourth quarter:

[S]                                                         [C]
Loss third quarter, as amended                               $1,082,000

Fourth quarter operating loss                                   135,000

Fourth quarter adjustments:

	Write off goodwill                                             422,000
	  Write off accounts receivable                                100,000
	  Write off equipment and improvements                         166,000
	  Stock issued for services prior to fourth quarter            103,000
	  Foreclosure loss not recorded properly in third
	    quarter                                                  1,230,000
	  Adjustment of transaction, stock issued for
	  settlement of fees                                          (747,000)
	Other                                                         (169,000)
                                                             -----------

Net loss for year                                            $2,322,000
                                                             ===========



GLOBAL TELEMEDIA INTERNATIONAL, INC.
f/k/a/ PHOENIX ADVANCED TECHNOLOGY, INC.
(Registrant)

Date: April 15, 1996
Roderick A. McClain

____________________________________
Roderick A. McClain, President & CEO