Form 10QSB
period 1996-03-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1996-05-15
CIK 789562

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the quarterly period ended  March 31, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________ to

Commission file number 0-15818

                   GLOBAL TELEMEDIA INTERNATIONAL, INC.
                  f/k/a PHOENIX ADVANCED TECHNOLOGY, INC.
              (Name of small business issuer in its charter)

                    FLORIDA		     	              64-0708107
            (State or other jurisdiction of  		(I.R.S. Employer
             incorporation or organization)	 	Identification No.)

         1121 Alderman Drive,  Suite 200,  Alpharetta, Georgia 30202
           (Address of principal executive offices)			(Zip Code)

                  Issuer's telephone number   (770) 667-6088

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X    No __

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date 10,746,991 shares of Common Stock as of April 15, 1996.

Transitional Small Business Disclosure Format (Check One):  Yes ___  No  X

PART I:	Financial Information

Item 1:		Financial Statements
      (The remainder of this page is intentionally left blank)

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                March 31, 1996
                                  (Unaudited)


                                     ASSETS

[S]                                                            [C]
CURRENT ASSETS
     Cash	                                                      $    (8,045)
     Accounts receivable, less allowances of $38,092                 41,810
     Inventory                                                       50,740
     Prepaid expenses and Deposits                                   25,402
                                                               -------------
               Total Current Assets                                 109,907


Property and equipment, net of accumulated
   depreciation of $66,404                                          104,461
                                                               -------------
TOTAL ASSETS                                                     $  214,368
                                                               =============


               LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY


CURRENT LIABILITIES
     Accounts Payable, trade	                                   $   613,015
     Accrued Expenses                                                71,610
     Notes & Interest Payable                                       315,498
     Due to Stockholder                                             116,485
     Deposits and other                                              73,770
                                                               -------------
               Total Current Liabilities                          1,190,378

Stockholders' Equity Deficiency
     Common stock, $.004 par value, authorized 25,000,000
        shares; issued and outstanding 10,746,991                    42,988
     Additional paid-in capital                                     287,467
     Accumulated Deficit                                         (1,306,465)
               Total Stockholders' Equity Deficiency               (976,010)
                                                               -------------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY DEFICIENCY             $   214,368


The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENT
                                 (Unaudited)


                                                   Three Months Ended March 31
                                                       1996	          1995
[S]                                               [C]            [C]
SALES AND REVENUE:
     Product Sales                                 $     5,123	   $     4,946
     Long-distance marketing fees                      334,642	     1,380,061
                                                  -------------  -------------
               Total Sales and Revenue                 339,765      1,385,007
COSTS:
     Cost of products sold                             182,749          2,846
     Long-distance marketing and commission
        expense                                         60,271      1,061,656
                                                  -------------  -------------
               Total Costs	                            243,020      1,064,502
                                                  -------------  -------------
GROSS MARGIN                                            96,745        320,505
                                                  -------------  -------------

OPERATING EXPENSES:
     Amortization and depreciation                       5,340        118,710
     Selling, general and administrative               764,318      1,181,539
                                                  -------------  -------------
               Total Operating Expense                 769,658      1,300,249
                                                  -------------  -------------

     Operating Loss                                   (672,913)      (979,744)
                                                  -------------  -------------

OTHER INCOME (EXPENSES):
     Interest Expense                                   (6,837)       (19,838)
     Interest Income                                       231             -
     Rental and Other Income                             7,419         18,130
                                                  -------------  -------------
               Total Other Income (Expenses)               813         (1,708)
                                                  -------------  -------------

Net Loss from continuing operations                   (672,100)      (981,452)
                                                  -------------  -------------

DISCONTINUED OPERATIONS:
     Estimated gain on disposal of MSI,
        (net of income tax of $0)                           -         267,333
                                                  -------------  -------------
NET (LOSS)                                         $  (672,100)   $  (714,119)
                                                  =============  =============

NET LOSS PER COMMON AND
   COMMON EQUIVALENT SHARE                         $     (0.07)   $     (0.14)
                                                  =============  =============

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES OUTSTANDING          10,211,824     5,237,399
                                                  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                   Three Months Ended March 31
                                                       1996           1995
[S]                                               [C]            [C]
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                         $  (672,100)   $  (714,119)
                                                  -------------  -------------
Adjustments:
     Depreciation and amortization                       5,340        118,710
     (Decrease) in deferred revenue                         -         (17,363)
     Increase in accounts payable
        and accrued expenses                           309,418        144,320
     (Increase) in prepaid expenses,
        deposits & other                                (5,706)       (37,794)
     (Increase) in accounts and
        notes receivable                                (4,210)      (194,081)
     Decrease (increase) in inventories                (11,646)        36,703
                                                  -------------  -------------
               Total adjustments                       293,196	        50,495
                                                  -------------  -------------
               Net cash used in operating
                  activities                          (378,904)      (663,624)
                                                  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for building improvements
          and equipment                                (31,276)       (79,670)
                                                  -------------  -------------
               Net cash used in investing activities   (31,276)	      (79,670)
                                                  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Receipts from (Payments on) notes payable         115,800       (755,492)
     Proceeds from sale of common stock                 93,359      1,212,155
                                                  -------------  -------------
               Net cash provided by financing
                  activities                           209,159        456,663
                                                  -------------  -------------

     Net (decrease) in cash & cash equivalents        (201,021)      (286,631)
                                                  -------------  -------------

     Cash at beginning of period                       192,976         32,248
                                                  -------------  -------------

     Cash and cash equivalents at end of period    $    (8,045)   $  (254,383)
                                                  -------------  -------------

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest                        $        -	    $    19,838
                                                  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


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


     	Furniture and Equipment:

     Furniture and Equipment is stated at cost, and depreciation is computed using the straight-line method at rates based upon the estimated useful life of the assets.

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


B.   Inventory:

     Inventory consists of promotional and training materials used in the Vision 21 marketing program.


C.   License Agreement:

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


D.   Foreclosure Loss:

     In connection with an agreement to sell restricted stock, the Company entered into a loan agreement with the potential investor. The loan was secured by the Company's list of customers on a certain long-distance carrier and certain other assets. The loan agreement required the Company to maintain its NASDAQ listing until the closing of the stock sale agreement. Prior to the closing date the Company was delisted from NASDAQ and was, therefore, in default of the loan agreement. As part of the foreclosure proceedings, the Company agreed to transfer all the shares of stock of its subsidiary, Global TeleMedia, Inc. In addition the Company transferred certain other assets not included among the assets of the subsidiary but which were also pledged as security.
As a result of the transaction, the remaining goodwill, $1,538,000, associated with the original acquisition of the subsidiary was charged to operations.

     Included in the consolidated statement of loss are the operating results of a foreclosed subsidiary (which are substantially all revenues of the Company) for period January 1, through March 31, 1995 as follows:

                                     			1995
[S]                                [C]
Sales                               $ 1,380,061
Costs and expenses                   (1,061,656)
                                   -------------
Loss from operating                 $   318,405
                                   =============

     Since the Company remains in the business of marketing long distance telephone services, the foregoing does not qualify as the disposal of a business segment.


E.   Corporate  Readjustment

     In view of significant changes in the Company's marketing and other operating practices, and its management, the Boards of Directors of the parent and its wholly-owned subsidiaries approved at a special meeting on April 12, 1996 a corporate readjustment of stockholders' equity accounts as of October
1, 1995, effected in accordance with accounting principles applicable to quasi-reorganizations. Under Florida law (the state of incorporation of the parent), this action does not require shareholder approval. The adjustment was effected by offsetting the accumulated deficit as of September 30, 1995, of $13,188,000 against additional paid-in capital.

     Because the carrying amounts of the Company's assets and liabilities approximate their fair or net realizable values, no further valuation adjustment were necessary in connection with the readjustment.


F.   Leases:

     In February 1996 the Company occupied new space under a draft short-term lease expiring in six months or upon the exercise of a provision to acquire title to the building or upon exercise of a provision to extend the lease for another six months. The monthly lease payment is $11,000 and $13,000 if the Company extends the lease under an extended term provision. The purchase price noted in the purchase agreement is $2,500,000. On April 25, 1996 the lease agreement and the agreement for the purchase of the property have been executed.



G.   Commitments:


     	Employment Contracts:

     The Company has employment agreements with certain officers and employees, which expire at various times through 2000. The agreements provide for automatic bonus compensation payable in common stock of the Company, provided the person is employed by the Company. The aggregate commitment for future salaries at March 31, 1996, excluding bonuses was approximately $764,000. The aggregate commitment for common stock under the stock bonus sections of the agreements was 430,000 shares at March 31, 1996.

H.   Subsequent Events:

     On March 5, 1996, the Company entered into an option agreement to purchase all of the issued and outstanding stock of EarthCall Communications Corporation (EarthCall). The option allows the Company to purchase EarthCall for a note of $500,000 and 850,000 shares of common stock of the Company. The Note is payable one year after the exercise of the option, however, the holder has the right to convert the note into common stock of the Company at a conversion price of $1 per share. The note will bear interest at 7% per annum. The option expires June 1, 1996 with one three month extension available. The option requires the Company to meet certain requirements in order to exercise. At March 15, 1996 the Company had not met the requirements for closing. On April 19, 1996, the Company effectively terminated its option.

     On April 11, 1996 the Company entered into a letter of intent with CAM-NET Communications Network, Inc. (CAM-NET), whereby CAM-NET agrees to make a tender offer for the Company's common stock if certain performance conditions are met. The letter of intent is subject to final negotiations and approval of the companies board of directors and the Company's shareholders.


                                 EXHIBIT 11

              STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS


     Net loss per common share is based on the weighted average number of shares outstanding during the periods. Those stock options, SARs and warrants outstanding that are anti-dilutive have been excluded in determining net loss per share and the weighted average number of shares outstanding.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     Global TeleMedia International, Inc. f/k/a Phoenix Advanced Technology, Inc (the "Company") is engaged in the sale of telecommunications services, including residential long distance, commercial long distance, prepaid "debit" calling cards, interactive voice mail and conference calling. The services rendered under these product names are provided by independent third party vendors. The Company's Vision 21, Inc. subsidiary markets discount-priced, consumer long-distance service through network marketing. The Company has narrowed the focus of its operations by licensing its food and nutritional products to third parties for manufacture and sale.

Telecommunications Products and Services

     The Company is primarily engaged in the marketing of long distance telephone and related services. The Company presently markets long distance services to residential purchasers and to businesses presently using from $100 to $1,000 per month in long distance telephone services. The Company charges a flat rate of 12.9 cents per minute regardless of the time that the call is made or the distance of the call. In addition to the Company's standard residential and commercial long distance programs.

     Vision 21, Inc., the Company's wholly-owned subsidiary, markets the Company s products and services via network marketing through Independent Communications Representatives (ICRs), Qualified Communications Representatives (QCRs) and Field Directors. The Company believes that this method of distribution to the marketplace is effective in both building and retaining customer loyalty due to the fact that customers are acquired by "relationship selling" whereby customers acquired are generally from the independent agent's "warm market" or immediate center of influence (i.e., friends, relatives, etc.). Further, the Company recognizes that this is an efficient and cost-effective method of acquiring marketshare. The Company relies strongly on this "relationship selling" method of acquiring customers, and therefore it is not subjected to significant advertising costs and overhead for salaries and related expenses. Further, customers acquired via this method have historically demonstrated a more significant loyalty and are less likely to switch providers, enabling the Company to maintain a constant base marketshare while continuing to obtain new marketshare.

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


Competition for Telecommunications Products and Services

     The Company competes with AT&T's True Voice, Sprint's Most and MCI's Friends & Family programs, among others. Additionally, since these and similar services are offered through other network marketing companies, the Company also competes with Excel Communications and MCI as distributed through Amway representatives. Because the quality of long distance service is uniform throughout the industry, competition is based on pricing and customer perception of a company's products and services based upon such criteria as customer service, ease of use of service, etc. Many of the Company's competitor have substantially greater resources and experience in the marketing of telecommunications products. The Company believes that it can successfully compete in the telecommunications market by providing valuable enhancements to existing long distance service such as its billing system for billing and providing innovative products such as Enhanced Value Calling Cards, or pre-paid calling cards.

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


Telecommunications Service Providers

     The Company is in the process of being licensed as a certified telecommunications carrier. At present, the Company is authorized to act as
a certified telecommunications carrier in 26 states.   Additionally, the Company
has obtained its FCC Interstate license and is in the process of application for an FCC 214 International Tariff. Carrier status allows the Company to deal directly with its underlying carriers. In the past the Company was required to process its provisioning and billing for the customers of the telecommunications subsidiaries through such providers who were unable to provide service in a satisfactory or timely fashion. In the opinion of the Company, authorized service provider status will allow it to provide better service to its customers at a lower cost to the Company.

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


History

     Although the Company has sustained losses from operations through the first quarter of 1996 and presently has a working capital deficit which has negatively impacted its business, the Company has recently completed agreements to provide $3.5 million in new financing. Although no assurances can be made that the financing will be completed, with the additional financing, Management believes that it can grow its business through internal expansion and through acquisition of other regional telecommunications companies.

Liquidity and Capital Resources

     The Company has incurred losses from operations since its inception.
These losses and the acquisition of products, property, equipment, patent rights and other companies has been funded almost exclusively through the sale of common stock, warrants and limited partnership units (which were sold during its start-up period, prior to its initial public offering and later converted into Company common stock).

     While its operating and development expenses have exceeded operating revenues since the commencement of its telecommunication business, Management of the Company has taken various steps for long term growth and profitability. Although the implementation of any program has been adversely impacted through March 31, 1996 by the lack of capital resources and liquidity, Management is seeking to elevate itself to carrier status which should increase margins with little additional expenditures.


Results of Operations


     Revenues - Telecommunications Services and Products

     Sales of telecommunications services and products, (commissions, literature and merchandise sales and processing fees) for the three months ended March 31, 1995 were $1,385,007 and $339,765 for the three months ended March 31, 1996.
The Company is actively expanding its customer base through promotional activities and new product development.


     Interest Expense

     Interest expense decreased from $19,838 for the three months ended March 31,1995 to $6,837 for the three months ended March 31, 1996 due to conversions of debt to equity.

PART II

Item 1. Legal Proceedings
     None

Item 2.	 Changes in Securities
     None

Item 3.	Default Upon Senior Securities
     None

Item 4.	Submission of Matters to a Vote of Security Holders
     None

Item 5.	Other Information
     None


Item 6.	Exhibits and Reports on Form 8-K

     (a)	Exhibits

          (2)  Plan of acquisition, reorganization, arrangements, liquidation
                  or succession        None

          (4)  Instruments defining the rights of Security Holders		None

         (10)  Material Contracts						None

         (11)  Statement Re:  Computation of Per Share Earnings		11

         (15)  Letter on unaudited interim financial information		None

         (18)  Letter Re:  Changes in Accounting Principles		None

         (19)  Reports furnished to security holders			None

         (22)  Published report regarding Matters Submitted to Vote of
                  Security Holders					None

         (23)  Consents of Experts and Counsel				None

         (24)  Power of Attorney						None

         (25)  Additional exhibits						None

     (b)	Reports on Form 8-K						None

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




GLOBAL TELEMEDIA INTERNATIONAL, INC.
f/k/a PHOENIX ADVANCED TECHNOLOGY, INC.
(Registrant)

Date:  May 15, 1996



____________________________________
Roderick A. McClain, President & CEO