Form 10QSB
period 1996-06-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1996-08-09
CIK 789562

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the quarterly period ended  June 30, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                 For the transition period from __________ to

                         Commission file number 0-15818

                       GLOBAL TELEMEDIA INTERNATIONAL, INC.
                     f/k/a Phoenix Advanced Technologies, Inc.
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date 13,618,897 shares of Common Stock as of July 15, 1996.

     Transitional Small Business Disclosure Format (Check One):  Yes __  No  X

                     Global Telemedia International, Inc.
                               and Subsidiaries
                       Quarterly Report on Form 10-QSB
                       For Quarter Ended June 30, 1996

                                    INDEX

                                                                        Page

Consolidated Balance Sheet as of June 30, 1996.,..........................	1

Consolidated Income Statement for the Three and Six
     Months ended June 30, 1996 and June 30, 1995.........................	2

Consolidated Statements of Cash Flows for the Six
     Months ended June 30, 1996 and June 30, 1995.........................	3

Consolidated Statements of Shareholders' Equity for the
     Three and Six Months ended June 30, 1996.............................	4

Notes to Consolidated Financial Statements................................	5

Part I - Item 2. Management's Discussion and Analysis of Financial
                      Condition, Liquidity and Capital Resources,
                      and Results of Operations...........................	12

Part II - Item 1. Legal Proceedings.......................................	15

Part II - Item 5. Other Information.......................................	15

Part II - Item 6. Exhibits and Reports on Form 8-K........................	16

Signatures................................................................	25

                     Global Telemedia International, Inc.
                               and Subsidiaries
                         Consolidated Balance Sheet

                                 June 30, 1996
                                  (Unaudited)


                                     ASSETS

[S]                                                         [C]
Current assets
     Cash                                                    $    477,910
     Accounts receivable                                              435
     Due from stockholders	                                        27,129
     Inventory                                                     91,238
     Other current assets                                         263,261
                                                             -------------

               Total Current assets                               859,973


Property and equipment, net of accumulated depreciation
   of $80,623                                                     161,288
                                                             -------------

Total Assets                                                 $  1,021,261
                                                             =============


               LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY


Current liabilities
     Accounts payable                                        $    404,887
     Accrued expenses                                             120,357
     Notes and interest payable                                 1,580,151
     Due to stockholder                                            60,000
                                                             -------------

               Total Current liabilities                        2,165,395

Other long term liabilities                                       277,855

Stockholders' equity
     Common stock, $.004 par value, authorized 25,000,000 shares;
        issued and outstanding 13,618,897                          54,459
     Additional paid-in capital                                   779,982
     Accumulated deficit                                       (2,256,430)
                                                             -------------

               Total Stockholders' equity                      (1,421,989)
                                                             -------------

Total Liability and Stockholders' Equity                     $  1,021,261
                                                             =============

The accompanying notes are an integral part of these consolidated financial statements.

                     Global Telemedia International, Inc.
                               and Subsidiaries
                        Consolidated Income Statement
                                  (Unaudited)


                         Three Months ended June 30  	Six Months ended June 30
                             1996	         1995		        1996	      	1995
[S]                     [C]           [C]           [C]          [C]
Revenues:
     Communication and
        marketing
        services         $   262,142	  $ 1,362,433	  $   596,784	 $ 2,742,732
     Product sales		           3,144		           0		       8,267		      4,946
                         ------------  ------------  ------------ ------------

          Total revenues	    265,286     1,362,433       605,051    2,742,732

Operating expenses:
     Communication
        and marketing
        services             278,668     1,104,379       487,750    2,166,035
    	Cost of products sold    60,253             0        94,191        2,846
     General and
        administrative       861,013       853,583     1,630,671    2,154,532
                         ------------  ------------  ------------ ------------
          Total operating
               expenses    1,199,934     1,957,962	   	2,212,612  		4,323,413
                         ------------  ------------  ------------ ------------

          Operating (loss)		(934,648)     (595,529) 		(1,607,561)		(1,575,735)
                         ------------  ------------  ------------ ------------

Other income (expenses):
     Interest expense		      (27,576)		     (8,396)      (34,413)   		(28,234)
    	Interest income	         	1,073           		0	       	1,304          		0
    	Other income	           	11,331      		26,590	      	18,750    		312,053
                         ------------  ------------  ------------ ------------

Net loss				             $  (949,820)		$  (577,335)		$(1,621,920) $(1,291,916)
                         ============  ============  ============ ============

Net loss per share			          (0.08)		      (0.11)		      (0.15)		     (0.22)
                         ============  ============  ============ ============

Weighted average
   number of shares
   and share equivalents
   outstanding		          12,264,848	    5,237,399		  11,128,106  		5,784,118
                         ============  ============  ============ ============

The accompanying notes are an integral part of these consolidated financial statements.

                     Global Telemedia International, Inc.
                              and Subsidiaries
                     Consolidated Statement of Cash Flows
                                 (Unaudited)


                                                 Six months ended June 30
                                                   1996            1995
[S]                                           [C]             [C]
Cash flows from operating activities

Net (Loss)                                     $ (1,621,920)	  $ (1,291,916)
                                               -------------   -------------

Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                   16,044	        194,161
    	Stock issued for services                      191,615               -
     Changes in assets and liabilities:

        Decrease (increase) in:
             Receivables and amounts due
                from stockholders                  	(22,264)       (198,300)
             Inventories                            (52,144)         36,703
             Other current assets                  (174,265)        (45,288)

        Increase (decrease) in:
             Accounts payable and accrued
                expenses                            179,214		       407,802
       	Amounts due to stockholders	                (56,485)		            -
                                               -------------   -------------

          Total adjustments		                        81,715	       	395,077
                                               -------------   -------------

Net cash used in operating activities	           (1,540,205)	      (896,838)
                                               -------------   -------------

Cash flows from investing activities
     Acquisition on property and equipment     	    (43,589)	       (82,710)
                                               -------------   -------------

Net cash used in investing activities	              (43,589)	       (82,710)
                                               -------------   -------------

Cash flows from financing activities
    	Payments on notes payable	                           0        (495,619)
    	Borrowings on notes payable	                 1,500,000	              0
    	Proceeds from issuance of common stock	        368,728	      1,242,155
                                               -------------   -------------

Net cash provided by financing activities	        1,868,728	        746,536
                                               -------------   -------------

Net increase (decrease) in cash & cash
   equivalents	                                     284,934	       (233,012)

Cash at beginning of period	                        192,976	         32,248
                                               -------------   -------------

Cash and cash equivalents at end of period	    $    477,910	   $   (200,764)
                                               -------------   -------------

Supplemental Disclosure of Cash Flow Information:
     Cash paid for interest	                   $          -    $    (28,234)
                                               =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                     Global Telemedia International, Inc.
                              and Subsidiaries
                Consolidated Statement of Shareholders' Equity

                                                                  Additional    Common Stock                           Total
                                         Common Stock Issued	       Paid-In      Issued for                        Shareholders'
                                         Shares	    Par Value	      Capital    Future Services      Deficit            Equity

Balance, December 31, 1995          			  9,937,991  $  39,735     $  197,363    $          -     $   (634,510)    $   (397,412)
Sale of Stock                              115,500        462         58,196               -                -           58,658
Shares Issued to Consultants               169,000        676          7,774               -                -            8,450
Compensation Earned                        525,000     	2,100	        24,150               -                -           26,250
Net Loss                                         -          -              -               -         (672,100)        (672,100)
                                   					----------- ----------     ----------   -------------    -------------    -------------
Balance, March 31, 1996                 10,747,491  $  42,973      $ 287,483    $          -     $ (1,206,610)    $   (976,154)

Sale of Stock                               12,000         48          5,952               -                -            6,000
Shares Issued in connection with
   settlement	                             929,406	     3,718	        52,767               -                -           56,485
Shares Issued to Consultants             1,530,000      6,120	        70,380         (37,000)               -           76,500
Compensation earned                         50,000        200          2,300               -                -            7,500
Exercise of warrants				                   350,000	     1,400	       361,100               -                -          362,500
Net Loss                                         -          -              -               -         (949,820)        (949,820)
                                        ----------- ----------     ----------   -------------    -------------    -------------
Balance, June 30, 1996		                13,618,897   $ 54,459      $ 779,982    $    (37,000)    $ (2,256,430)    $ (1,421,989)
                                        =========== ==========     ==========   =============    =============    =============

The accompanying notes are an intergral part of these consolidated financial statements.

                     Global Telemedia International, Inc.
                               and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Organization and Nature of Business

Description of Business and Operations

Global TeleMedia International, Inc. f/k/a Phoenix Advanced Technology, Inc. (the "Company" or "GTMI") was incorporated in the State of Florida in December 1984. The Company is primarily engaged in the marketing of information and telecommunications services, which include but are not limited to residential and commercial long distance, prepaid calling cards, interactive voice mail and other enhanced voice recognition services. The Company primarily utilitizes independent representatives to market its long distance service to residential and small business subscribers, throughout the United States. Since providing these services, the Company has utilized network switching and transmissions facilities provided by other companies, however, the Company is in process of implementing a Nationwide Enhanced Services Platform called "Workhorse". Workhorse will enable the Company to offer many of its information and telecommunication services directly to its customers instead of outsourcing these services as well as introducing new services.

While implementing Workhorse, the Company is in the process of being licensed as a certified telecommunications carrier. At present, the Company is authorized to act as a certified telecommunications carrier in 30 states, is pending approval in 7 states, and is preparing to file for approval in the
remaining states during the third quarter.   Additionally, the Company has
obtained its FCC Interstate license and FCC 214 International Tariff. Carrier status allows the Company to deal directly with its underlying carriers and will allow the Company to provide better service to its customers at a lower cost to the Company. In the past the Company was required to process its provisioning and billing for the customers of the telecommunications subsidiaries through such providers who were unable to provide service in a satisfactory or timely fashion.

The Company anticipates that it will acquire carrier status by late third quarter 1996. However, there can be no assurances to this effect. Until the Company acquires carrier status, the Company will act as a marketing agent for a variety of long distance service providers for which it is compensated on a monthly basis for total billable minutes carried by the specific provider.

Additionally, in the event that the Company reaches its targeted carrier status, the Company intends to enter into agreements with various underlying carriers. These agreements are typically for terms ranging from one to three years and are typically renewable for like terms. Such agreements would provide the Company with access to inter-exchange networks at rates which are typically discounted and vary with monthly traffic generated on each network. Such agreements will likely obligate the Company to guarantee certain minimum monthly usage commitments. Payment terms typically range from net 15 days to net 45 days.

The Company also licenses certain nutritional products which the Company expects to provide a nominal amount of revenue.


Marketing Activities

While the Company has greatly expanded its telecommunications personnel capabilities, its core strength is still its unique marketing skills. The Company's business plan is three pronged. The first is through internal growth led by its network marketing channel, Vision 21. The second prong is its direct agency program, which segues into its third prong, an aggressive mergers and acquisitions program. The Company believes that in the telecommunications industry, especially the second tier, there exists a strong consolidation opportunity. The full deployment of the Company's nationwide switching network will establish the Company as a reliable wholesale carrier as well as a premier enhanced service provider. This status opens up an additional marketing channel previously unavailable to the Company, the wholesale carrier business.

The Company's long distance service is sold primarily by independent representatives located throughout the United States under the Company's wholly owned subsidiary, Vision 21. Vision 21 markets the Company's products and services via network marketing through Independent Communications Representatives (ICRs), Qualified Communications Representatives (QCRs), and Field Instructors (FIs). The Company believes that this method of distribution to the marketplace is effective in both building and retaining customer loyalty due to the fact that customers are acquired by "relationship selling" whereby customers acquired are generally from the independent agent's "warm market" or immediate center of influence (i.e., friends, relatives, etc.). Further, the Company recognizes that this is an efficient and cost-effective method of acquiring marketshare. The Company relies strongly on this "relationship selling" method of acquiring customers, and therefore, it is not subjected to significant advertising costs and overhead for salaries and related expenses.

Additionally, the Company markets through its direct agency network. Individuals and companies either with or without telecommunications experience go to the marketplace through the Company's personally customized products and services. These independent agencies provide the Company with a patchwork quilt of conventional and non-conventional marketing niches. The Company not only gains penetration in areas it may or may not have identified internally, but also benefits by orchestrating this large sales force at no direct marketing cost to the Company. Each agency funds their own business and marketing plan and the Company's responsibility lies in the areas of administrative support.

The Company has created sales and marketing literature and merchandise that educates the sales agents about the programs and products the Company offers. The Company's literature and merchandise also aid the agents in recruiting customers and other agents. The sales agents may purchase the literature and merchandise to aid them in their sales efforts. These literature sales to agents additionally serve as a revenue source for the Company.

Interim Information

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.


The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1995, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10-K for the year ended December 31, 1995. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods presented.

The periods presented are the three and six months ended June 30, 1996 and 1995, respectively. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For financial reporting purposes, cash and cash equivalents includes cash on hand and highly liquid money market investments.

Property and Equipment

Property and equipment, including items financed through capital leases, are recorded at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, commencing when the assets are installed or placed in service. The estimated useful lives are ten years for furniture and fixtures, seven years for office equipment, and five years for computer equipment. The cost of installed equipment includes expenditures for installation. Assets recorded under capital leases and leasehold improvements are amortized over the shorter of their useful lives or the term of the related lease.

Inventory

Inventory consists of promotional and training materials used in the Vision 21 marketing program.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards issued SFAS 123 "Accounting for Stock Based Compensation," which the Company elected to adopt as of January 1, 1995. Under SFAS 123, the Company recognizes compensation expense for all stock-based compensation, using a fair value methodology.


Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" which requires that deferred income tax expenses be provided based upon estimated future tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes calculated based upon provisions of enacted tax laws.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during each period. Common stock equivalents include stock appreciation and warrants. For 1996 and 1995, common stock equivalents were not considered in the calculation of net loss per share as they were anti-dilutive.


3. Other Current Assets

Other current assets consist of the following at June 30, 1996:

[S]                                                                [C]
Deposit for purchase of building................................... $ 100,000
Prepaid debt financing, net of accumulated amortization............   100,685
Prepaid consulting (through issuance of stock).....................    37,000
Other miscellaneous deposits.......................................    25,576
	                                                                   ---------
									        	                                                  $ 263,261
                                                                    =========

4. Notes Payable

Notes payable consist of the following at June 30, 1996:

[S]                                                               [C]
Current:
18 % note payable, due on demand.................................. $  273,468
Various floating rate notes, due on demand........................    250,000
8% convertible debentures, due 1997...............................  1,000,000
                                                                   ----------
                                                       										  $1,523,468
                                                                   ==========

[S]                                                              [C]
Long-term:
10% convertible debentures, due 1998............................. $   250,000
                                                                  ===========


On April 3, 1996, the Company sold $2,500,000 of 10% convertible debentures to a group of investors, of which $250,000 has been received to date. The convertible debentures are payable in full two years from the date of sale. Holders of the convertible debentures may convert principal and accrued interest all or in part into Common Stock after April 1996.

On April 11, 1996 the Company entered into a letter of intent with CAM-NET Communications Network, Inc. (CAM-NET), whereby CAM-NET agrees to make a tender offer for the Company's common stock if certain performance conditions are met. The letter of intent is subject to final negotiations and approval of the companies board of directors and the Company's shareholders. During April, 1996 the Company sold $250,000 of various floating rate notes to CAM-NET Communications. These notes are payable on demand and have been secured by the Company's rights under a long distance service agreement entered into in the prior year.

On June 14, 1996, the Company sold $1,000,000 of 8% convertible debentures to a group of investors. The convertible debentures are payable in full one year from the date of sale and may be paid in cash or in common stock. Holders of the convertible debentures may convert principal and accrued interest all or in part after 45 days from funding.


5. Due to stockholder

Due to stockholders include an 18% note for $50,000 and an 18% note for $10,000, both of these notes are due on demand. None of the foregoing stockholders have sufficient management influences to be characterized as "related parties."


6. Fair value of financial Instruments

Certain note payables and due to stockholders amounts are due on demand; however the Company does not have the funds needed to settle these amounts currently. As a result, the Company is unable to estimate the timing and ultimate form of their settlement. It is believed that if the current holders were to sell such instruments to other parties, the sales price would be substantially less that the carrying value.


7. Leases

The Company leases certain office equipment and office space under operating leases. The Company's office space lease contains a provision to acquire title to the building or upon exercise of a provision to extend the lease for another six months. The monthly lease payment is $12,500 and the Company has extended the lease and the closing on the purchase to August 31, 1996. The purchase price noted in the purchase agreement is $2,500,000.

The Company has also entered into a capital lease agreement for certain equipment. Short term capital lease obligations equaled $6,116 while long term capital lease obligations equaled $27,855 at June 30, 1995.


8. License Agreement

On January 23, 1995 the Company licensed its former food products business, sold the inventory and assigned the rights to the distribution network used in the sale of the products. The contract provides for various royalties based on type of sale and product. The agreement also has provisions for minimum quarterly royalties beginning the third quarter of 1995 and continuing for seven quarters. During the first quarter of 1995, the Company recognized the initial $275,000 license fee as all the initial services required under the terms of the agreement were performed.


9. Foreclosure Loss

In connection with an agreement to sell restricted stock, the Company entered into a loan agreement with the potential investor. The loan was secured by the Company's list of customers on a certain long-distance carrier and certain other assets. The loan agreement required the Company to maintain its NASDAQ listing until the closing of the stock sale agreement. Prior to the closing date, the Company was delisted from NASDAQ and was, therefore, in default of the loan agreement. As part of the foreclosure proceedings, the Company agreed to transfer all the shares of stock of its subsidiary, Global TeleMedia, Inc. In addition, the Company transferred certain other assets not included among the assets of the subsidiary but which were also pledged as security.

Included in the consolidated statement of loss are the operating results of a foreclosed subsidiary (which are substantially all revenues of the Company) for period January 1, through June 30, 1995 as follows:

                                     	        1995
[S]                                     [C]
Sales 				                               $  2,747,678
Costs and expenses		                       (4,323,413)
                                         -------------
Loss from operating 		                   $ (1,575,735)
                                         =============

Since the Company remains in the business of marketing long distance telephone services, the foregoing does not qualify as the disposal of a business segment.

In connection with the foreclosure of its interest in the subsidiary, the acquiring entity made a claim that the Company did not transfer all the assets required under the terms of the security agreement. Subsequent to December
31, 1995, the parties reached a tentative settlement of approximately $100,000. However, the final settlement has not been approved by the parties as the Internal Revenue Service placed a levy on any payments from the Company to the acquiring entity as a result of the acquiring entities failure to pay payroll tax liabilities. Due to the uncertainty of the ultimate outcome, no amounts have been provided for in the Company's consolidated financial statements as of June 30, 1996.



10.  Corporate Readjustment

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


11.  Commitments

The Company has employment agreements with certain officers and key employees, which expire at various times through 2000.

The Company has sold or granted warrants to acquire common stock at various times and under various agreements at prices that approximated or exceeded fair value of the date of issue. These warrants range in exercise prices from $1.25 to $3.75.

The Company's long distance and marketing activities are subject to certain federal and state regulations. The Company is involved in various regulatory matters as well as lawsuits incidental to its business. In the opinion of management, these regulatory matters and lawsuits in the aggregate will not have a material adverse effect on the Company's financial position or the results of operations of future periods.


12.  Subsequent Events

On July 15, 1996, the Company executed an agreement to purchase for approximately $2.6 million, equipment necessary for the Company's nationwide Enhanced Services Platform. The Company plans to complete the first phase of implementation during the forth quarter with the second phase scheduled for completion during 1997.

On July 31, 1996, the Company received $1 million from a group of investors and signed an agreement to receive an additional $4 to $9 million at the Company's option. In exchange for this funding, the Company will issue convertible debentures which if not converted, are payable in full in common stock, two years from the date of sale. Holders of the convertible debentures may convert principal and accrued interest after 45 days from funding.

PART I.	 Financial Information
Item 2.		Management's Discussion and Analysis of
         Financial Condition and Results of Operations

                            FINANCIAL POSITION

The Company's cash and cash equivalents increased $284,937 during the six months ended June 30, 1996. Principal sources of funds consisted of (i) borrowings on notes payable ($1,500,000) and (ii) proceeds from the issuance of common stock ($368,728). The primary uses of funds consisted of (i) operating activities ($1,540,205) and (ii) costs associated with additions to property and equipment ($43,589).

During the second quarter, the Company developed a new marketing video and improved various marketing literature and merchandise for the Vision 21 independent representatives. Based on the Company's positive feedback on these new products, inventories of these items were increased during the end of the second quarter. This resulted in an increase in inventory of $52,144.

The increase in other assets primarily reflect (i) a $100,000 deposit for the Company's office space, which will be applied to the down payment when the Company exercises its option to purchase the building and (ii) capitalization of $100,000 of debt financing costs associated with the issuance of a $1,000,000, 8% convertible debenture.

The increase in accounts payable reflects the Company's ability to effectively manage its working capital.

The increase in notes payable and accrued interest represents the issuance of various demand notes and convertible debentures totaling $1,500,000. During the six months ended June 30, 1996, the Company received $368,728 from the issuance of common stock. The majority of these proceeds were received from the conversion of various warrants at prices ranging from $.50 to $1.25 per share. These funds have been used for working capital purposes and for improvement of the Company's liquidity position as of June 30, 1996.


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

While its operating and development expenses have exceeded operating revenues since the commencement of its telecommunication business, Management of the Company has taken various steps for long term growth, profitability, and increase shareholder value. Although the implementation of any program has been adversely impacted through June 30, 1996 by the lack of capital resources and liquidity, Management is seeking to elevate itself to carrier status which should increase margins with little additional expenditures. In addition, on July 31, 1996, the Company signed an agreement to provide additional funding of up to $10,000,000. In the event the Company completes this funding, Management believes the Company will have adequate capital resources for implementing its long term strategic plan which includes implementing a Nationwide Enhanced Services Platform, entering into strategic alliances with complimentary companies offering unique technologies, and aggressively pursuing certain acquisitions which will improve the Company's long term growth and profitability. However, there can be no assurances that such funding will be completed or that the business of the Company will ever achieve profitable operations.


                            RESULTS OF OPERATIONS

The Company seeks to manage its business to enhance long-term growth and shareholder value. The Company also seeks to utilize financial leverage and cash flow generated from operations to support capital expenditures and possible future acquisitions. The Company intends to be an acquirer of new technologies that would (i) result in an acceptable rate of return on such long term investments and (ii) provide adequate opportunity to effectively implement the Company's operating strategies.

Operating (loss)

The decrease in communication and marketing services and total operating expenses for the six months ended June 30, 1996 compared to the prior year, resulted primarily from the foreclosure loss of the Company's previously owned subsidiary. In the prior year, this subsidiary represented substantially all the revenues and expenses of the Company. Subsequent to this foreclosure, the Company has been actively attempting to expand its customer base through promotional activities and new product development.

Communication and marketing service expenses as a percentage of communication and marketing service revenue were 81.7% compared to 79.0% for the six months ended June 30, 1996 and 1995, respectively. This increase in expenses as a percentage of revenue is primarily due to the decrease in monthly minute volume which results in higher long distance carrier charges. The Company anticipates an improvement in these ratios as additional volume is generated through internal growth and customer base acquisitions.

The increase in costs of products sold reflects the costs associated with the development of a new marketing video and improvement of various marketing literature and merchandise for the Vision 21 independent representatives. The Company has elected to expense the design and development costs associated with producing these new products as there can be no assurance that these costs will be recovered from the sale of these items.

General and administrative costs decreased $523,861 for the six months ended June 30, 1996 compared to the same period in the prior year, as the Company has been effectively monitoring its overhead costs during the development of its new customer base.


Other income (expenses)

On January 28, 1995 the Company entered into a license agreement with L&M Group, Inc. under which L&M purchased the Company's inventory of the food and nutritional products sold by the Company at the Company's cost and received from the Company the exclusive right to sell those products world-wide. In consideration of the license granted by the Company, L&M paid the Company cash in the amount of $275,000 for the rights to distribute and market these products. This one time fee was recorded as other income during the six months ended June 30, 1995. Royalty income received during the six months ended June 30, 1996 totaled $18,750.

Interest expense increase for the six months ended June 30, 1996 compared to 1995 due to increases in notes payable.

PART II

Item 1. Legal Proceedings

On May 8, 1996, an action was filed in the United States District Court, Northern District of Oklahoma against the Company by Worldcom Network Services, Inc., d/b/a WilTel alleging breach of contract. On July 23, 1996, a pending settlement has been reached between the parties whereby WilTel will file a dismissal of the action and GTMI and WilTel will enter into a services agreement whereby WilTel will provide GTMI with telecommunications services.

On June 8, 1996, an action was filed against the Company in the Superior Court of Fulton County, Georgia by a former employee, John L. Walsh, alleging breach of contract. The Company has filed answer, defenses and a counterclaim against Mr. Walsh for breach of contract, breach of fiduciary duty, action for tortuous interference with employment relations and violations of trade secrets. While the Company can make no assurances as to the outcome, the Company intends to vigorously defend its position, pursue recovery of its claim, and anticipates a favorable resolution.


Item 5.	Other Information

On July 15, 1996, the Company executed an agreement with IEX Corporation to purchase for approximately $2.6 million, equipment necessary for the Company's implementation of a three phased nationwide Enhanced Services Platform, "Workhorse". The Workhorse Platform will allow the Company to offer in-house an array of services, including but not limited to; enhanced 800, enhanced debit card, enhanced travel card, international callback, locator service, follow me service, and various interactive voice response services. The underlying software includes a powerful patented rules engine that enables users to develop unique call processing applications with simple "point and click" service building tools. This rules engine allows configuration of specific call processing for specific clients to allow highly customized services. Service creation tools will enable the user to develop completely integrated rules that include the special interactive voice recognition scripts, switching platform logic, and call processing logic to offer a wide array of enhanced services. The Company believes this integrated service creation facility is unique in the industry, and will set the standard for other enhanced telecommunication services. The Company will utilize a portion of the funding obtained from a group of investors to purchase the Workhorse Enhanced Services Platform. The Company plans to complete the first phase of implementation by the end of the third quarter with the second and third phases scheduled for completion by year end.

On July 31, 1996, the Company received $1 million from a group of investors and signed an agreement to receive an additional $4 to $9 million at the Company's option. In exchange for this funding, the Company will issue convertible debentures which if not converted, are payable in full in common stock, two years from the date of sale. Holders of the convertible debentures may convert principal and accrued interest after 45 days from funding.



Item 6.	Exhibits and Reports on Form 8-K

    	(a)	Exhibits

       		(10) Material Contracts

                              PURCHASE AGREEMENT


THIS PURCHASE AGREEMENT (this "Agreement"), effective as of July 15, 1996 (the "Effective Date"), is entered into by and between IEX Corporation, a Nevada corporation ("IEX"), and Global Telemedia International, Inc., a Florida corporation ("Customer" or "GTMI").

WHEREAS, Customer desires to purchase and license from IEX, and IEX is willing to sell and license to Customer, the hardware (the "Hardware"), software (the "Software") and the installation, training, engineering and support services (the "Services") from time to time specified in a purchase order delivered by Customer to IEX, all in accordance with and subject to the terms and conditions contained herein.

NOW, THEREFORE, IEX and Customer hereby agree as follows:

1. TERM. The term of this Agreement will commence on the Effective Date and end on the third anniversary of the Effective Date, unless earlier terminated or further extended in accordance with the provisions hereof. This Agreement will automatically be extended for successive one-year term unless either party provides to the other party a written notice of termination at least three (3) months prior to the expiration of the then existing term.

2. PURCHASE ORDERS. During the term of this Agreement, Customer may place orders for the Hardware and Software (collectively, the "Product") only in writing on standard purchase order forms (the "Purchase Orders") provided or approved by IEX from time to time. Each Purchase Order must specify (i) the quantity of each Product that Customer desires to purchase or license, and
(ii) the date or dates, and place or places, requested for delivery. Placement of a Purchase Order will not bind IEX until the Purchase Order is accepted in writing by a duly authorized representative of IEX and any term or condition set forth in any Purchase Order or other document submitted is inconsistent with this Agreement or IEX's written acceptance will be of no force or effect.

3. INITIAL PURCHASE ORDER. Upon execution of this Agreement, Customer will issue a Purchase Order to IEX for (i) the purchase of the Hardware components of the Product, and (ii) the license of the Software components of the Product, each as more fully described on Exhibit A hereto and in accordance with and subject to the terms and conditions of this Agreement.

4. DELIVERY AND TITLE. Subject to IEX's acceptance of a Purchase Order and, where applicable, the completion of any development work ("Development Work") as set forth in Section 14 hereof, IEX will make commercially reasonable efforts to secure delivery to Customer of the Product on or before the date or dates set forth on the Purchase Order. IEX will deliver the Products F.O.B. IEX's factory, such delivery to be made to a carrier or freight forwarder selected by IEX unless otherwise specified by Customer. Unless otherwise mutually agreed in writing by the parties, title, possession and risk of loss to the Hardware will pass to the Customer upon placement with a carrier for delivery. IEX will not be liable for any delay in performance, delivery or shipment, or for any damages suffered by Customer by reason thereof, if caused by or in any manner arising from any cause beyond the reasonable control of IEX.

5. SITE PREPARATION AND INSTALLATION. The Customer, at its expense, will be responsible for preparing and maintaining the site at which the Product will be installed in accordance with IEX's Installation Guide.

6. PAYMENTS. The amounts to be paid by Customer to IEX for the Product and the Services, and the schedule for the payment of such amounts, will be as set forth in each Purchase Order accepted by IEX. Except as otherwise provided below or in a particular Purchase Order, all payments will be due within thirty (30) days of date of invoice:

     (a) 	The total amounts payable with respect to a Product asdescribed
		        in a Purchase Order, including the training and installation charges
		        associated with that Product, will be due and payable as follows:

       		(1)	50% due upon acceptance of Purchase Order;

       		(2)	25% due upon delivery and installation of the Product;	and

	       	(3)	25% due 30 days after delivery and installation of the Product.

    	(b)	All charges for engineering services will be payable within
		       thirty days after receipt of an invoice therefor, which will be
       		provided on a monthly basis.

    	(c)	All charges for support services will be payable on the first
	       	day of each quarter for when the support services are to be provided by IEX.

    	(d)	IEX may monitor and audit the Product to verify that Customer
		       is paying to IEX the correct amounts due hereunder.


Discount will be in effect for a period of one year based on the purchase volume of the immediately preceding year.

All amounts not paid when due hereunder will thereafter bear interest until paid at a rate equal to the lesser of one and one-half percent (1-1/2%) per month and the highest rate allowed by applicable law.

7. OUT OF POCKET EXPENSES. Except as may be expressly provided on a particular Purchase Order accepted by IEX upon proper documentation or except as provided in Section 10 of this Agreement, Customer will reimburse IEX for all travel and travel related expenses incurred by IEX in connection with the performance of services under this Agreement.

8. TAXES AND SHIPPING CHARGES. Subject to any valid exemption documentation that Customer presents to IEX, all taxes, import and export duties, sales, use privilege, value-added, excise or similar taxes, duties or assessments, shipping, handling, insurance, brokerage and related charges pertaining to the Product and any Development Work purchased by Customer hereunder, other than taxes computed on the basis of the net income of IEX, will be paid by Customer.

9. SECURITY INTEREST. IEX will retain, and Customer hereby grants, a security interest in the Product which will secure the performance by Customer of its payment obligations hereunder and, in addition to all other rights and remedies IEX may possess, shut-down, and have all rights, powers and remedies available to a secured party under the Uniform Commercial Code. At the request of IEX, Customer will execute any documents necessary to grant to IEX the security interest provided in this Section and will execute any filings necessary to perfect such security interest. Security interest in the Product is associated with each Purchase Order individually and will be released upon fulfillment of the payment obligation of that purchase order.

10. PRODUCT WARRANTY. IEX warrants that upon delivery of the Hardware, Customer will have good and marketable title to the Hardware. In addition, IEX warrants that, for a period of one year from the date of acceptance of the Product, the Product will substantially conform to the applicable specifications as outlined in Exhibit A and attachments A.1 and A.2. IEX's sole liability and Customer's sole remedy for a breach of this performance warranty is the requirement that IEX either, at its option and expense, (i) correct any deviation from such specifications causing a malfunction, or (ii) replace the Product or any portion or part thereof with a conforming Product or portion or part thereof. All warranty work must be completed by IEX within 60 days following written receipt of notice from GTMI that warranty work is required. Customer will be responsible for maintaining the telecommunication lines and equipment at its site necessary for IEX to perform remote diagnostics and repair of the Product.

11.  EXCLUSIONS TO PRODUCT WARRANTY.  The performance warranty described in
Section 10 above will not apply if (i) Customer fails to provide IEX with written notification of the nonconformity within the warranty period, including a sufficient description and complete documentation of the nonconformity such that the nonconformity may be duplicated in the Product on the systems at IEX offices, (ii) the Customer has failed to perform its obligations as set forth herein, (iii) the Product is used in a manner not authorized or approved by IEX, (iv) any modification or attempted modification of the Product is made by any party other than IEX, or (v) the nonconformity was due to abuse, accident, neglect, misuse, incorrect installation or a change or error made or caused by Customer. In the event a repair is required as a result of (i) through (v) above, IEX will repair the Product and Customer will pay to IEX, in addition to any out-of-pocket expenses incurred by IEX in connection therewith, a service fee in accordance with IEX's standard schedule therefor.

12. NO ENCUMBRANCES. IEX warrants and represents that it has the legal right to sell the Hardware and license the Software in accordance with the terms and conditions hereof and that there are no claims, liens or encumbrances on such legal right.

13. DISCLAIMER. EXCEPT AS SPECIFICALLY PROVIDED IN THIS AGREEMENT, IEX MAKES NO OTHER WARRANTIES, EITHER EXPRESS OR IMPLIED, AS TO THE PRODUCT, ANY DEVELOPMENT WORK, OR ANY OTHER MATTER WHATSOEVER, AND ALL OTHER WARRANTIES, INCLUDING WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE ARE EXPRESSLY DISCLAIMS AND EXCLUDED. IEX does not warrant that the Software will be error-free or uninterrupted. In no event will IEX be liable for incidental, indirect, special, loss of profits or data, or consequential damages of any kind caused or alleged to be caused directly or indirectly by the Product or the Development Work. IEX's aggregate liability for damages to Customer or others resulting from use of, the Product, or provision by.

14. DEVELOPMENT WORK. Upon the request of Customer pursuant to a Purchase Order, IEX agrees to perform design and development work described in a mutually agreeable requirements document and to use all commercially reasonable efforts to perform such services within the time frame set forth therein. The charges for Development Work will be as mutually agreed and documented as part of a Purchase Order. All delivery times will commence and run only upon receipt by IEX of any hardware, software, and documentation which Customer is required by such schedule to provide to IEX, in good working order and performing in accordance with the specifications therefor. Any reasonable cost or expense incurred by IEX resulting from Customer's failure to deliver and maintain such items as aforesaid shall be reimbursed by Customer. Upon termination of this Agreement, all such items will be returned to Customer.


15. SERVICES. Customer may obtain the installation, training, and engineering services and subscribe to the support services described in any proposal issued by IEX to Customer upon issuance of a Purchase Order and payment of the fees described in the Purchase Order. If Customer elects to not obtain these support services, IEX will have no obligation to provide any support services, except as otherwise expressly provided during the warranty period.

16. DATA PROTECTION AND ACCESS. Customer assumes full responsibility to backup and otherwise protect its data against loss, damage or destruction before any support services are provided by IEX hereunder. Subject to Customer's reasonable security procedures, Customer will permit IEX to access any equipment executing the Software and will provide reasonable assistance and facilities as requested by IEX in order for IEX to perform timely any support services to be provided by IEX hereunder.

17. SOFTWARE LICENSE. IEX hereby grants to Customer a nonexclusive, non-transferable license to use the object code of the Software components of the Product in accordance with the following use provisions:

     (a)	The Software, including all updates, upgrades, enhancements,
		       and modifications thereto, and documentation therefor, is and will
       		remain the property of IEX or the third parties from which IEX has
        	obtained the Software and Customer will have no rights or
       		interests therein except as expressly granted pursuant to this
       		Agreement.

    	(b)	The Software may only be accessed by employees of Customer
       		and may be used solely for Customer's internal business purposes.

    	(c)	Customer will keep the Software and related documentation
       		confidential and will not disclose, sell, assign, license or otherwise dispose of or commercially exploit any portion thereof.

    	(d)	Customer will not create any software which emulates or
       		performs substantially the same function as the Software.

     The license granted pursuant to this Section 17 will survive the expiration of this Agreement as long as Customer complies with the terms and conditions of this Agreement, including without limitation, the provisions of this
Section 17.

18. ESCROW SOURCE CODE. Upon the request of Customer and at Customer's expense, IEX will retain the source code version of the Software owned by IEX (the "Source Code") with an escrow agent to be selected by IEX and will maintain such Source Code current during the term of this Agreement. The escrow agent will make the Source Code available to Customer upon (i) an assignment by IEX for the benefit of creditors, (ii) the filing of a petition in bankruptcy by IEX, (iii) the filing of creditors of IEX of a petition in bankruptcy against IEX which is not stayed or dismissed within ninety (90), days, or (iv) the appointment of a receiver for IEX. The escrow agent will give written notice to IEX prior to delivering the Source Code to Customer and the Source Code will be delivered to Customer subject to the following terms and conditions:

    	(a)	Customer will have no right to make copies of, or to
		       license or sublicense, the Source Code.

    	(b)	Customer will keep the Source Code at a single location at
       		Customer's corporate headquarters and will have a right to use only one (1) copy of the Source Code version, with the backup copy to be permanently stored as required below.

    	(c)	Customer's right to use the Source Code version will be strictly
       		limited to maintenance and support.

   	 (d)	Except when actually being utilized for its permitted purposes,
       		the Source Code will be kept in a highly restricted limited access
       		area with access thereto limited to designated personnel who have a
       		need to use the Source Code for the purposes permitted hereunder,
       		for the duration of time as necessary to complete such permitted
       		purpose.

    	(e)	All designated personnel with access to the Source Code will (i) be
       		advised in writing of the trade secret and confidential nature of the
       		Source Code and IEX's proprietary interest therein and (ii)
       		previously have agreed to the provisions of this Section and have
       		executed a then currently effective employment agreement of
       		Customer providing equivalent protection to IEX.

    	(f)	Customer will immediately return the Source Code version to IEX
       		or the escrow agent when the Customer no longer requires the Source Code for support or maintenance purposes.

19. OWNERSHIP. IEX will own all inventions, ideas, discoveries, concepts, information, techniques, know-how, computer interfaces, patents, copyrights, trade secrets, trademarks and other intellectual and proprietary rights contained in or relating to the Product or the Development Work, including all modifications, enhancements and improvements thereto. Customer agrees to exercise at least the same degree of care to safeguard the confidentiality of such intellectual and proprietary rights as Customer would exercise to safeguard the confidentiality of Customer's own confidential information. Nothing contained in this Section 19 will be construed to grant to IEX any right or license with respect to any intellectual and proprietary rights contained in or relating to any work product developed and owned by Customer.

20. CONFIDENTIALITY. Except as otherwise provided in this Agreement, each party agrees that all information of the other party acquired by it in the course of, or as a result of, the performance of this Agreement shall be held in confidence and shall not be disclosed to any other person, firm or corporation without the prior written consent of such other party. The foregoing restriction and obligation shall not apply to information generally available to the public from other sources or information lawfully obtained from a third party without restrictions against use or disclosure.

21. PROPRIETARY RIGHTS INDEMNIFICATION. Each party will indemnify the other in accordance with the following:

    	(a)	IEX agrees to indemnify Customer and hold it harmless from
       		damages incurred by Customer as a result of any claim by a third party that the manufacture or sale of the Product, directly infringes any United States patent or copyright of that third party; provided that IEX is given prompt, written notice of any such claim and retains the right to control and direct the investigation, preparation, defense and settlement of each such claim and provided further that Customer shall fully, cooperate with IEX in connection with the foregoing. IEX shall have no liability for any claim or patent or copyright infringement to the extent such claim:

       		(1)	Is based on Customer's or any other party's use
          			of the Product in combination with products or data
          			not authorized in writing by IEX.

       		(2)	Results from any modification or attempted
          			modification of the Product by any party other than IEX.

       		(3)	Arises from use of any portion of the Product in
          			a system other than the system mutually agreed by the parties.


       		In the event Customer is legally enjoined from using any portion of the Product, IEX agrees to use all commercially reasonable efforts to obtain the right for Customer to use the Product as is provided for in this Agreement or to furnish a non-infringing product substantially equivalent in function to the infringing portion of the Product or to return a pro-rata portion of the purchase price for the infringing portion of the Product based upon a five year depreciation schedule.
       		The foregoing states the entire liability of IEX concerning patent or copyright infringement.

    	(b)	Customer agrees to indemnify IEX and hold it harmless from
       		damages incurred by IEX as a result of any claim by a third party that the use of the Product directly infringes any United States patent or copyright of that third party; provided that Customer is given prompt, written notice of any such claim and retains the right to control and direct the investigation, preparation, defense and settlement of each such claim and provided further that IEX shall fully cooperate with Customer in connection with the foregoing.

22.  MISCELLANEOUS.

     (a)	Either IEX or Customer may announce the general formation
       		of the relationship contemplated by this Agreement, including using the other's name in general marketing materials; provided, however, that the terms and conditions will not be disclosed without the written consent of the other party except (i) as required by law or governmental order, rule or regulation,
       		(ii) as may be necessary to assert rights hereunder or (iii) as necessary to accountants, financial advisers or lenders.


    	(b)	All notices, requests, demands, and other communications to be
       		given or delivered under or by reason of the provisions of this
       		Agreement shall be in writing and will be deemed given when
       		delivered personally against receipt, on the next business day
       		when sent by overnight Federal Express, Express Mail or similar
       		service and on the third business day after being mailed when
       		mailed by certified first class mail return receipt requested, to
       		each party at the address for that party set forth in the applicable
       		Purchase Order.

    	(c)	Each party will be excused from performance under this
       		Agreement to the extent such party is prevented from so performing as a result of any cause beyond its reasonable control, including without limitation, delays caused by fire, water, accident, earthquake, act of war, act of God, act of the government or judiciary, shortage of raw materials, or failure of performance by a third party.

    	(d)	This Agreement and all of the provisions hereof will be binding
       		upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder may be assigned by any party hereto without the prior written consent of the other party.

    	(e)	Whenever possible, each provision of this Agreement will be
       		interpreted in such a manner as to be effective and valid under
       		applicable law, but if any provision of this Agreement is held
       		to be prohibited by or invalid under applicable law, such
       		provision will be deemed restated to reflect the original intentions
       		of the parties as nearly as possible in accordance with applicable
       		law, and, if capable of substantial performance, the remaining
       		provisions of this Agreement will be enforced as if this Agreement
       		was entered into without the invalid provision.

    	(f)	In the event attorneys' fees or other out-of-pocket costs are
       		incurred to secure performance of any of the obligations herein provided for, or to establish damages for the breach thereof, or to obtain any other appropriate relief, the prevailing party will be entitled to recover reasonable attorneys' fees and out-of-pocket costs incurred therein.

    	(g)	This Agreement may be modified only by a written instrument
       		duly executed by or on behalf of each party hereto.  No delay or
       		omission by either party hereto to exercise any right or power
       		hereunder will impair such right or power or be construed to be a
       		waiver thereof.  A waiver by either of the parties hereto of any of
       		the obligations to be performed by the other or any breach thereof
       		will not be construed to be a waiver of any succeeding breach
       		thereof or of any other obligation herein contained.

    	(h)	The laws of the State of Texas will govern all questions
       		concerning the construction, validity and interpretation of this Agreement and the performance of the obligations imposed by this Agreement.

    	(i)	Any controversy, claim or dispute between the parties relating to
       		or arising out of this Agreement will be finally settled by arbitration
       		governed by the then current Commercial Arbitration Rules of the
       		American Arbitration Association strictly in accordance with the
       		terms of this Agreement.  The arbitration will be conducted by a
       		neutral arbitrator.  Each party will bear its own costs of the
       		arbitration and one-half of the arbitrator's costs.

    	(j)	This Agreement, including each exhibit and schedule attached
       		hereto and referenced hereto and each Purchase Order issued by
       		Customer and accepted by IEX pursuant to this Agreement,
       		constitutes the entire agreement between the parties and supersedes
       		any and all prior or contemporaneous oral and written
       		communications, understandings or agreements relating to the
       		subject matter hereof.  There are no warranties or representations
       		relied upon by either party other than those expressly provided
       		by the other party in this Agreement.





     IN WITNESS WHEREOF, IEX and Customer have, by their duly authorized representatives, executed this Agreement as of the Effective Date.


GLOBAL TELEMEDIA INTERNATIONAL, INC.			   IEX CORPORATION

By:_____________________________		        By:______________________________

Title:__________________________		        Title:____________________________

Address:________________________		        Address:  2425 N. Central Expressway
							                                             Richardson, TX  75080

                 		(27) Financial Data Schedule

                        [S]                    [C]
			                     Cash	             		    477,909
                     			Securities        	    	0
                     			Receivables	           	435
                     			Allowances        	    	0
                     			Inventories	           	91,238
                     			Current Assets	        	859,973
                     			PP&E                   	241,910
                     			Depreciation	          	80,623
                     			Total Assets      	    	1,021,259
                       	Current Liabilities    	2,165,395
                     			Bonds	                		0
                     			Common                		54,459
                     			Preferred Mandatory    	0
                     			Preferred	             	0
                     			Other SE             		(1,476,449)
                       	Total Liab and SE      	1,021,259
                       	Sales                			8,267
                     			Total Revenues	        	605,051
                     			CGS	                  		94,191
                     			Total Costs	           	2,212,612
                     			Other expenses	        	0
                     			Loss provision        		0
                     			Interest expense	      	34,413
                     			Income pretax        		(1,621,920)
                     			Income tax            		0
                       	Income continuing	     (1,621,920)
                     			Discontinued          		0
                     			Extraordinary         		0
                       	Changes	               	0
                     			Net Income	           	(1,621,920)
                     			EPS primary	          	(0.15)
                     			EPS diluted	          	(0.15)

 (b)	Reports on Form 8-K

On June 11, 1996, the Company filed a Form 8-K to announce the (i) issuance of $2,500,000 convertible debentures, of which $250,000 has been received to date, (ii) settlement agreement with Mr. Neil Berman resolving outstanding issues , including all of Mr. Berman's rights to obtain securities of the Company, including its common stock, and (iii) Letter of Intent with Telenational Communications, Ltd. ("Telenational") whereby the Company proposed to purchase assets of Telenational, subject to completion of all necessary due diligence. Upon completion of this due diligence, management decided to terminate its' offer to purchase Telenational's assets and accordingly is pursuing other strategic alliances and acquisitions.

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                    f/k/a PHOENIX ADVANCED TECHNOLOGY, INC.
                                (Registrant)

Date:  August 9, 1996



________________________________
Roderick A. McClain, President & CEO