Form 10KSB/A
period 1995-12-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1996-10-10
CIK 789562

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                               Form 10-KSB/A

                              AMENDMENT NO. 1

                                    TO

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995

                        Commission file number: 0-15818

                      Global Telemedia International, Inc.
                     	f/k/a Phoenix Advanced Technologies
           (Name of small business issuer specified in its charter)

            	Florida			                                64-0708107
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or origination)                 Identification No.)

          1121 Alderman Drive, Suite 200, Alpharetta, Georgia 30202 (Address of principal executive offices, including zip code)

                             		(770) 667-6088
              (Issuer's telephone number, including area code)

        Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of each exchange
        Title of each class                    	  on which registered
               None                                      None

        Securities registered under Section 12(g) of  the Exchange Act:

                 		Common Stock, $0.004 par value per share
                               (Title of Class)

     The undersigned registrant hereby amends the following items, financial statements, exhibits of other portions of the ANNUAL REPORT ON FORM 10-KSB THE FISCAL YEAR ENDED DECEMBER 31, 1995, as set forth in the pages attached hereto:




1.   Item  9 - Directors, Executive Officers, Promoters and Control Persons;
     		        Compliance with Section 16(a) of the Exchange Act

2.   Item 11 - Security Ownership of Certain Beneficial Owners and Management

3.   Item 13 - Exhibit and Reports on Form 8-K.

4.   Exhibits - Exhibit 10

               (l) Employment Agreement of Geoffrey McClain effective May 26, 1995

               (m)  Employment Agreement of Melissa Hart
                    effective May 26, 1995

               (n) Amendment Number One (1) to Employment Contract of Melissa D. Hart Dated November 1, 1995

               (o)  Employment Agreement of Herb Perman
                    effective October 1, 1995

               Exhibit 27 (Financial Data Schedule).

Item 9 - Directors, Executive Officers Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Compliance with Section 16 of the Securities Exchange Act of 1934. Section 16(a) of the Exchange Act requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms, or on written representations form certain reporting persons that no other reports were required for such persons, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the fiscal year ended December 31, 1995 were timely filed except as follows:

To the Company's knowledge, during the Fiscal Year Ended December 31 1995, (i) Mr. Roderick McClain, the president and director failed through administrative error, to timely file three transactions, which has since been corrected by the filing of two reports; (ii) Mr. Geoffrey McClain, a director and executive officer, failed through administrative error, to timely file one transaction which has since been corrected by the filing of two reports; (iii) Mr. Herb Perman, chief financial officer and director, failed through administrative error to timely file one transaction which has since been corrected by the filing of two reports; (iv) Ms. Melissa Hart, an executive officer, failed through administrative error, to timely file one transaction, which has since been corrected by the filing of two reports. To the Company's knowledge, all other filing requirements were timely complied with."

Item 11 - Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information, as of April 15, 1996, with respect to all stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, all directors, and all directors and officers as a group. Except as noted below, each person has sole voting and investment powers with respect to the shares shown.


Title of Class                      Amount/Nature/Percent
(Common                                 of Beneficial
Shares) Name and                     Ownership(1) Class

Common     Neil Berman, 6031 Town Colony Dr., #116, Boca Raton, FL 33433
             491,134(2)                     4.55%

Common     J. Robert Cade, MD., 529 N.W. 58th St., Gainesville, FL 32607
             941,012(3)                     8.73%

Common     Anthony R. Catinella, 4615 River Oaks Dr., Knoxville, TN 37920
             300,000(4)                     2.78%

Common     Gregory Catinella, 720 Kings Ct., Bethlehem, GA
             162,500(7)                     1.09%

Common     R. Wayne Johns, 11111 Houze Rd., #304, Roswell, GA 30076
               26,250                       0.24%

Common     Stephen R. Kaas, 285 Dunwoody Creek Cir., Atlanta, GA 30350
              100,000                       0.93%

Common     Geoffrey F. McClain, 7330 Mindello St., Miami, FL 33143
              320,820                       2.97%

Common     Roderick A. McClain, 9265 Prestwick Club Dr., Duluth, GA 30350
            1,290,729(6)                   11.97%

Common     Allyson Rodriguez, 9265 Prestwick Club Dr., Duluth, GA 30350
            1,290,729                      11.97%

Common     Arnold L. Zimmerman, 1107 NW 57th St., Gainesville, FL  32605
              319,221                       2.96%

Common     Herbert S. Perman, 1714 Johnson Ferry Rd., Atlanta, GA 30319
              200,000(7)                    1.85%

Common     John L. Walsh, 500 Northridge Rd., #780, Atlanta, GA 30350
                    0                       0.00%

Common     Cy Caine, Address Unknown
                    0                       0.00%

Common     Keith Montgomery, Address Unknown
                    0                       0.00%

Common     Melissa Hart, 6048 Coventry Cir., Alpharetta, GA 30201
              77,000(8)                     0.01%

Common     All Officers and DIrectors as a Group
             3,737,532(3)(4)(5)(6)(7)(8)    34.65%

(1)  Indicates record ownership unless otherwise indicated.

(2) Based on oral representation of shareholder; includes 284,550 shares purchasable within 60 days (% of record 4.96%).

(3) Includes 3,500 shares purchasable within 60 days pursuant to exercise of outstanding warrants.

(4)  Includes spouse's shares (225,000).

(5)  Includes shares purchasable pursuant to exercise of warrants (11,250).

(6)  Includes spouse's shares (1,290,729).

(7) Includes 50,000 shares purchasable pursuant to exercise of outstanding warrants.

(8) Includes 25,000 shares purchasable pursuant exercise of outstanding warrants.

Item 13 - Exhibit and Reports on Form 8-K



REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Global Telemedia International, Inc.


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Global TeleMedia International, Inc. (f/k/a Phoenix Advanced Technology, Inc.) and subsidiaries for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Global TeleMedia International, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, the Company's current liabilities exceed its current assets and the Company continues to incur losses from operations. Such uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



                                             /S/ Kuafman, Rossin & Co., P.A.
                                             -------------------------------
                                             KAUFMAN, ROSSIN & CO., P.A.

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                   f/k/a PHOENIX ADVANCED TECHNOLOGY, INC.
                               (Registrant)



/S/  Roderick A. McClain
-------------------------------------------------
Roderick A. McClain, President & CEO and Director

Date: October 10, 1996


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/S/  Herbert S. Perman
-------------------------------------------------------
Herbert S. Perman, Chief Financial Officer and Director

Date: October 10, 1996

Exhibit 10

     (l)  Employment Agreement of Geoffrey F. McClain  Effective May 26, 1995


                             EMPLOYMENT AGREEMENT




     THIS EMPLOYMENT AGREEMENT is made as of the 1st day of September, 1995, by and between GLOBAL TELEMEDIA INTERNATIONAL, INC., a Florida corporation having a usual place of business at 500 Northridge Road, Suite 780, Atlanta, Georgia 30350 (hereinafter "Employer") and GEOFFREY F. MCCLAIN of 5010 SW 73rd Terrace, Miami, Florida 33143, (hereinafter "Employee").

                              W I T N E S S E T H:

     WHEREAS, Employer is a corporation engaged in the business of marketing long distance telephone services and products and otherwise engages in activities in the telecommunications industry; and

     WHEREAS, Employee is an individual with extensive experience in the business of sales and business negotiations and desires to be employed by Employer in connection with its business activities; and

     WHEREAS, Employee desires to provide his services to Employer.

     NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL UNDERTAKINGS OF THE PARTIES AND OTHER GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH IS ACKNOWLEDGED BY, BETWEEN AND AMONG THE PARTIES, THE PARTIES HERETO HEREBY AGREE AS FOLLOWS:

     1.  Employment and Term

         1.1 Employer hereby employs Employee and Employee hereby accepts employment in the capacity of Senior Vice President of the Employer, for the period commencing with the date of this Agreement and ending (subject to earlier termination pursuant to this Agreement) thirty-six (36) months thereafter on the terms, conditions and provisions as set forth in this Agreement.

         1.2 Employee shall, to the best of his abilities, devote his full business time, energy and attention to the faithful and diligent performance of his services to Employer as set forth in this Agreement and as the Chief Executive Officer of Employer may from time to time require and in accordance with all applicable business policies of Employer. Employee shall perform such services at the direction of and report to the Chief Executive Officer of Employer.

     2.  Compensation.

         2.1 For all services rendered hereunder, Employer agrees to pay to Employee and Employee agrees to accept from Employer, annual base compensation computed at the rate of Sixty Five Thousand Dollars ($65,000.00) per annum during the term of Employee's employment, prorated based on the period of actual service and payable in accordance with Employer's standard payroll policies. Additionally, Employee shall receive a 3% commission override on all business personally consummated on behalf of the company. The Board of Directors of Employer may increase Employee's compensation from time to time and will review Employee's performance hereunder and his compensation therefor in accordance with principles and practices generally applicable to
Employer's employees.   Employee shall further receive 25,000 shares of the
Common Stock of Global TeleMedia International, Inc. (GTMI) upon execution of this Agreement and an additional 25,000 shares on the six (6) month anniversary date of execution.

         2.2 Employer shall provide Employee with family medical insurance commensurate with that provided to other Executive Officers of Employer at this time, and if medical insurance benefits are added by Employer for other Executive Officers, corresponding benefits will be added for Employee.

         2.3 Employer agrees that it shall, in accordance with applicable tax laws and Employer's policies relating to reimbursed expenses for its employees of comparable standing, reimburse Employee for all reasonable business expenses incurred by him during the term of his employment hereunder in connection with the performance of services hereunder. It is further understood that the Employer shall provide Employee with a corporate apartment during the term of this Agreement if Employee's employment requires that he spend more than seven (7) days per month in the Employer's headquarters in Atlanta, Georgia.

         2.4 In addition to the annual base compensation set forth above, Employee shall receive bonus compensation as follows:

              (a) Employee shall receive, if earned, stock bonus compensation in accordance with the following terms:

                   (i) For the purposes of this paragraph, the term "Gross Monthly Revenues" means all revenues and income actually received by the Company during the calendar month in question from its business operations, less and except sales taxes, excise taxes and other taxes collected from consumers or other payors which must be, in turn, paid over directly to any federal, state or local taxing authority or agency.

                   (ii) For the purposes of this paragraph, the term "Base Gross Monthly Revenues" shall mean the sum of Four Hundred Fifty Thousand Dollars ($450,000.00).

                   (iii) Each calendar month during the term of this Agreement, the Gross Monthly Revenues of the Company for such month shall be calculated and the Company shall place 100,000 shares of its common stock into a fund (the "Executive Stock Bonus Compensation Fund") for each additional full $250,000.00 increment by which Gross Monthly Revenues of the Company for such calendar month in question exceed the Base Gross Monthly Revenues. For example, and for illustration purposes only:

                          (a)  If in August of 1995, the Company were to have
$550,000.00 of Gross Monthly Revenues, no shares of Company common stock would be placed in the Executive Stock Bonus Compensation Fund with respect to such month;

                          (b)  If in September of 1995, the Company were to
have $750,000.00 of Gross Monthly Revenues, 100,000 shares of Company common stock would be placed in the Executive Stock Bonus Compensation Fund with respect to such month; and

                          (c)  If in October of 1995, the Company were to have
$1,000,000.00 of Gross Monthly Revenues, an additional 100,000 shares of Company Common Stock would be placed in the Executive Stock Bonus Compensation Fund with respect to such month.

                   (iv) The Employee shall receive as his Executive Stock Bonus Compensation payment under this Agreement with respect to each calendar month while this Agreement is in effect a percentage to be determined of the shares of Company common stock placed in the Executive Stock Bonus Compensation Fund with respect to such month, which shares shall be distributed to Employee on or before the 15th day of the following month. For example, using for illustration purposes only the figures set forth in the example in (c) above, Employee would receive as his Executive Stock Bonus Compensation payment zero
(0) shares of Company common stock with respect to September of 1995 (payable in October of 1995), and a to be determined amount shares of Company common stock with respect to October of 1995 (payable in November of 1995), if the Company would have actual Gross Monthly Revenues as hypothesized in such example.

                   (v) Employee understands that other executive officers of Company will also be sharing in the Executive Stock Bonus Compensation Fund shares, that the Company's Board of Directors shall determine which executive officers shall be eligible from time to time to share in such Executive Stock Bonus Compensation Fund shares, that the Company has no obligation to have 100% of the Executive Stock Bonus Compensation Fund shares shared or distributed at any time in view of the fact that the Company reserves the right to retain certain percentages in the Executive Stock Bonus Compensation Fund for yet undetermined executive officers, that Employee's percentage will not be increased except by action of the Company's Board of Directors, and that Employee's percentage represents the maximum percentage of shares in the Executive Stock Bonus Compensation Fund to which Employee is entitled at any time even if all shares in such Executive Stock Bonus Compensation Fund are not distributed. The Company shall have the right to withdraw any undistributed common shares from the Employee Stock Bonus Compensation Fund at any time when the same are not shared to the extent of 100%.

                   (vi)	It is understood and agreed that the common shares
placed in the Executive Stock Bonus Compensation Fund and distributed to Employee may be unregistered shares, the sale or transferability of which is restricted and limited by Federal and State Securities laws. The Employee agrees to comply with all Federal and State Securities laws in any transfer or sale of shares so received by the Employee and the Employee acknowledges that the Company has no obligation to register any such unregistered common shares distributed to the Employee.

      All shares of GTMI common stock to be delivered hereunder in the event Employee becomes entitled to the same pursuant to the preceding provisions are restricted stock which shall not be marketable or transferable by Employee at such time. Employee represents that he is acquiring such shares for investment and that he will not sell, assign, transfer, pledge, convey or hypothecate any of the same until they are registered and no longer restricted. Each share of GTMI common stock delivered to Employee pursuant hereto shall bear the following restrictive legend:

     The securities represented by this certificate have been acquired pursuant to an investment representation on the part of Employee and have not been registered under the Securities Acts of any sate in reliance on exemptions contained therein or the in applicability thereof, and have not been registered under the Securities Act of 1933 (the 1933 Act) in reliance on exemptions therefrom. Said securities shall not be sold, pledged, hypothecated, donated, or otherwise transferred, whether or not for consideration, by Employee until they are duly registered under applicable federal and state securities laws except upon the issuance to Global TeleMedia International, Inc. (the Company), of a favorable opinion of its counsel and/or the submission to the Company of such other evidence as may be satisfactory to counsel of the Company, in either case to the effect that any such transfer shall not be in violation of the 1933 Act, as amended, and applicable state securities law.

    	It being the parties' desire to reduce the Company's expenses by coordinating the securities registration(s) contemplated herein with the filing of the Company's annual report on Form 10-KSB, on or before April 15, 1996, April 15, 1997 and then April 15, 1998 (if applicable), if Employee is not then in breach of this Agreement, Employer shall cause the Company to file a Registration Statement to register any shares which have been transferred to the Employee pursuant to this subparagraph which have not been previously registered and shall cause Company to use its best efforts to make such Registration Statement become effective at the earliest time possible. Upon appropriate federal and state registration, the restrictive legend set forth above will be removed. Prior to such time Employer and the Company agree that Employee shall not be barred from making bona fide hypothecations or pledges of any shares transferred hereunder provided such pledges or hypothecations are to unrelated third parties, are made subject tot he restrictive legend and are not made for the purpose of avoiding either federal or state securities laws. The Company will pay all costs associated with the filing of such Registration Statement.

    	3. 	Termination.

	       	3.1 This Agreement and Employee's employment hereunder shall immediately terminate, and all payments hereunder shall cease, except to the extent then accrued, upon the death of Employee.

	       	3.2 	Employer shall have the right to terminate this Agreement and
Employee's employment hereunder:

	           		(a) 	In the event Employee shall become "disabled" for more than
six (6) months in any twelve (12) month period during the term hereof,
Employer shall have the right to terminate this Agreement as of the last day of the month following the month in which Employer shall give notice to
Employee of its intention to terminate this Agreement because of such disability.  "Disability" shall mean the Employee's inability, due to sickness or injury, to perform effectively his duties hereunder; or

	           		(b) 	Immediately upon the determination of the Board of
Directors of Chief Executive Officer that Employee has engaged or failed to engage in activities, such as Employee's failure to satisfactorily perform and carry out his duties and responsibilities under, or the breach of any of the terms of, this Agreement, which in the sole discretion of the Board of
Directors or Chief Executive Officer would make it unreasonable to require
Employer to retain Employee in its employ; or

          			 (c) 	Immediately upon Employee's being found guilty by a court of competent jurisdiction of any felony; or his being found guilty of any other type of crime involving fraud, dishonesty, or embezzlement; or in the event of
Employee's willfully aiding a competitor of Employer to the detriment of
Employer; or in the event of Employee's committing an act of moral turpitude;
or in the event of Employee's repeated alcohol, drug or other substance abuse;
or in the vent Employee shall willfully or maliciously engage in any conduct which as a material adverse effect on Employer; or

			           (d)	 Upon mutual agreement of the parties.

         3.3 	Employee may terminate this Agreement upon (1) a material
adverse change in Employee's terms of employment without Employee's consent or
(11) a material breach of the terms hereof by Employer. For the purpose of this Agreement, "a material adverse change in Employee's terms of employment" shall mean any demotion from the position of Chief Executive Officer.

	        3.4 	In the event of (1) the termination by Employer by Employee's employment hereunder pursuant to Section 3.2(a) or 3.2(b) hereof, (ii) the termination by Employee of his employment hereunder for material adverse change in his terms of employment (as defined in Section 3.3 hereof) or (iii)
a material breach of the terms hereof by Employer, Employer shall continue for the period set forth below to pay to Employee the base salary compensation set forth in Section 2.1, and Employer shall pay Employee any cash or stock bonus compensation which is earned and accrued through but remains unpaid at the date of any such termination (but no additional bonus compensation amounts shall accrue or be payable after the date of any such termination).
The base salary compensation pay provided for herein shall remain in effect under the circumstances provided for in this Section 3.4  until the end of the original term hereof specified in Section 1.1 above unless termination occurs under Section 3.2(b), in which case the base salary compensation pay provided for herein shall remain in effect only for the lesser of:  (a) the end of the original term hereof specified in Section 1.1 above or (b) ninety (90) days following such termination.  The base salary provided for in Section 2.1 and the termination salary or compensation required pursuant to this Agreement to be paid to Employee during any period of disability, including the period of disability following Employee's termination of employment, shall be reduced by the amount of any disability insurance benefits paid to Employee derived form disability insurance policies paid for by Employer.

         3.5 	In the event of the termination of Employee's employment pursuant to Section 3.2(c) or 3.2(d) or the termination of employment by Employee for reason other than as set forth in Section 3.3 herein, all rights and interests of Employee to salary, reimbursement, bonus compensation (whether cash or stock) and other benefits (if any) granted under this Agreement shall cease immediately; provided, however, Employee shall be entitled to receive any accrued and earned but unpaid base salary under Section 2.1 relating to the period prior to such termination.

         3.6 	In the event of Employee's employment due to change in control of the company, Employee shall be paid the sum of $25,000 in cash and issued the amount of 50,000 shares of the common stock of the company.

	    4. 	Covenant Not To Compete or Solicit.  During the term of Employee's employment with Employer and if Employee chooses not to renew this Agreement at its expiration, this covenant not to compete will remain in effect for a period of two (2) years following the termination of his employment with Employer for whatever reason other than default by Employer, Employee agrees that within the contiguous forty-eight states of the United States of America, Employee will not without the consent of Employer: (a) as an individual proprietor, partner, stockholder, officer, principal, agent, employee, supervisor, manager, consultant, guarantor, creditor, lender, co-endorser or in any other capacity whatsoever, own, participate in the ownership of, manage, operate, exercise any control over, render services to, or engage in any of the foregoing for, any business, firm, corporation, partnership or other entity which operates a business similar to or competitive with the business of Employer, including but not limited to any long distance telephone services or any telecommunications-related business offered or engaged in by Employer at such time; (b) solicit any business from any customer or clients of Employer at such time; (c) in any manner, whether directly or indirectly, seek to persuade any director, officer or other employee of Employer to discontinue their employment or relationship with Employer in order to become employed or involved in any business activity similar to or competitive with the business of Employer at such time, nor will Employee solicit or retain any such person for such purpose.

     5.	Confidential Information.  Employee hereby agrees, both during the term of his employment with Employer and at any time after the termination thereof for any reason, not to disclose or divulge to third parties any of the trade secrets or other confidential or proprietary information of Employer, knowledge of which was acquired by Employee during the term of Employee's employment by Employer, and which trade secrets or confidential or proprietary information are material to the conduct of the business of Employer. The term "third party" as used herein shall not include officers, directors, employees, agents, affiliates or representatives of Employer. No information can be considered a trade secret or confidential proprietary information subject to this paragraph if the same is otherwise in the public domain (provided that if such information is in the public domain solely by reason of Employee's having disclosed the same in violation of this Agreement, such information shall be a trade secret or confidential proprietary information hereunder). Specifically, but not by way of limitation, information is a trade secret or confidential proprietary information subject to this paragraph if the same is a unique process or method material to the conduct of Employer's business, or if the same is a customer list or similar list of parties engaged in business with Employer.

    	6.	Inventions, Copyrights, and Processes.  The Employee hereby agrees to transfer and to assign to Employer all of the right, title and interest of the
Employee in and to all inventions and improvements thereto, and all written materials, made or conceived by the Employee solely or jointly, in whole or in part, during the term hereof which relate to the business of Employer and which, in the case of inventions and improvements thereto, are the subject of the grant of a United States or foreign patent relating thereto, and which, in the case of written material, is actually copyrighted under the applicable copyright laws of the United States of America.  Employee shall obtain copyright protection for all business plans, training materials, brochures, advertising and promotional materials, form contracts, and customer and representative applications used or developed by Employer.  Employee shall, during the term hereof, execute and deliver to Employer such formal transfers and assignments as are reasonably required to give effect tot he provisions of this paragraph.

    	Employee acknowledges that the above covenants and agreements contained in Sections 4, 5 and 6 of this Agreement are a condition of his commencing and continuing employment with Employer and are in part consideration of the salary and such other compensation received by Employee from Employer. The terms and conditions of Sections 4, 5 and 6 shall survive the termination of Employee's employment by Employer and/or the termination of this Agreement.
In the event of the breach of Sections 4, 5 or 6, it shall be presumed that irreparable harm has occurred for which any remedy at law is inadequate and that Employer shall have the right to injunctive relief.

     	7. 	Miscellaneous.

	        	7.1 	If any section, subsection or other provision of this Agreement is determined by a court of competent jurisdiction to be unenforceable for any reason, such section, subsection or provision shall be deemed to be severable and this Agreement shall otherwise continue in full force and effect.  If the term and/or scope of any provision contained in Section 4 or in Section 5 or in Section 6 above are found to be invalid or unenforceable as written, the
Court or other body so ruling may reform and revise the offending provision as necessary and appropriate to make the same a valid and enforceable provision.

	        	7.2	This Agreement shall be binding upon the parties hereto, their respective successors, assigns, legal representatives and any corporation which acquires by merger, stock acquisition, asset sale or otherwise, all or substantially all of the assets of Employer, and shall inure to the benefit of the parties hereto and their respective successors, assigns and representatives.

          7.3	No modification, amendment or waiver of any of the provisions of this Agreement shall be effective unless in writing and signed by both parties thereto.

          7.4	The failure to enforce at any time any of the provisions of this
Agreement or the failure to require at any time performance of any of the provisions of this Agreement shall in no way be construed to be a waiver of such provisions or to affect either the validity of this Agreement or any part hereof, or the right thereafter to enforce each and every such provision in accordance with the terms of this Employment Agreement.

	        	7.5	This Agreement constitutes the entire understanding of the
parties hereto with respect to the terms of Employee's employment and his compensation therefor and supersedes any and all prior oral or written understandings between the parties as to such terms.

        		7.6	This Agreement is to be construed under and in accordance with the laws of the State of Georgia.  Jurisdiction and exclusive venue for purposes of any action enforcing this Agreement shall vest and lie solely in the courts of Fulton County, Georgia.

        		7.7	In the event of breach of this Agreement and in the event that counsel is employed to enforce this Agreement, then the successful party shall be entitled to its legal costs and reasonable attorney's fees for the enforcement of this Agreement from the unsuccessful party.

	        	7.8	Each party to this Agreement has been represented by Counsel, and this Agreement has been reviewed by the parties and their counsel and each party hereto has had the opportunity to participate in the drafting of this
Agreement.  Therefore, any ambiguous language in this Agreement shall not be construed against any party as the drafter of this Agreement.


     IN WITNESS WHEREOF, the parties hereto have set their hands and seals as of the day and year first above written.


	                                        EMPLOYEE


		                                      	/S/  Geoffrey F. McClain
                                         ------------------------
                                    					Geoffrey F. McClain


                                     				EMPLOYER:
                                    					GLOBAL TELEMEDIA INTERNATIONAL, INC.


                                    					By:  /S/  Roderick A. McClain
                                         -----------------------------
                                        						Roderick A. McClain
                                        						Its Chief Executive Officer

     (m)	Employment Agreement of Melissa D. Hart  Effective May 26, 1995


                            EMPLOYMENT AGREEMENT





     THIS EMPLOYMENT AGREEMENT is made as of the 26th day of May, 1995, by and between GLOBAL TELEMEDIA INTERNATIONAL, INC., a Florida corporation having a usual place of business at 500 Northridge Road, Suite 780, Atlanta, Georgia 30350 (hereinafter "Employer") and MELISSA D. HART of 6048 Coventry Circle, Alpharetta, Georgia 30201, (hereinafter "Employee").

                             W I T N E S S E T H:

     WHEREAS, Employer is a corporation engaged in the business of marketing long distance telephone services and products and otherwise engages in activities in the telecommunications industry; and

    	WHEREAS, Employee is an individual with extensive experience in the areas of executive support and regulatory affairs and desires to be employed by Employer in connection with its business activities; and

    	WHEREAS, Employee desires to provide his services to Employer.

	    NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL UNDERTAKINGS OF THE PARTIES AND OTHER GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH IS ACKNOWLEDGED BY, BETWEEN AND AMONG THE PARTIES, THE PARTIES HERETO HEREBY AGREE AS FOLLOWS:

     1. 	Employment and Term

	       	1.1 	Employer hereby employs Employee and Employee hereby accepts employment in the capacity of Regulatory Affairs Director of the Employer, for the period commencing with the date of this Agreement and ending (subject to earlier termination pursuant to this Agreement) thirty-six (36) months thereafter on the terms, conditions and provisions as set forth in this
Agreement.

	        1.2 	Employee shall, to the best of his abilities, devote his full business time, energy and attention to the faithful and diligent performance of his services to Employer as set forth in this Agreement and as the Chief
Executive Officer of Employer may from time to time require and in accordance with all applicable business policies of Employer.  Employee shall perform such services at the direction of and report to the Chief Executive Officer of Employer.

    	2.	 Compensation.

      		 2.1 	For all services rendered hereunder, Employer agrees to pay to
Employee and Employee agrees to accept from Employer, annual base salary of
Thirty Thousand Dollars ($30,000.00) per annum during the term of Employee's employment, prorated based on the period of actual service and payable in accordance with Employer's standard payroll policies.  The Board of Directors of Employer may increase Employee's compensation from time to time and will review Employee's performance hereunder and his compensation therefor in accordance with principles and practices generally applicable to Employer's employees.  Employee shall also receive a Two Thousand Dollar ($2,000.00) per quarter additional cash compensation for regulatory responsibilities, for a total annual salary of Thirty Eight Thousand Dollars ($38,000).

         2.2 	Employer shall provide Employee with medical insurance
commensurate with that provided to other Executive Officers of Employer at this time, and if medical insurance benefits are added by Employer for other Executive Officers, corresponding benefits will be added for Employee.

	       	2.3 	Employer agrees that it shall, in accordance with applicable tax laws and Employer's policies relating to reimbursed expenses for its employees of comparable standing, reimburse Employee for all reasonable business expenses incurred by him during the term of his employment hereunder in connection with the performance of services hereunder.

	       	2.4 	In addition to the annual base compensation set forth above,
Employee shall receive bonus compensation as follows:

           			(a) 	Employee shall receive 20,000 shares of Global TeleMedia
International, Inc. ("GTMI") within fifteen (15) days of the date of the execution of this Agreement; and

              (b) 	Employee shall receive an additional 20,000 shares of GTMI
stock on January 1, 1996, and an additional 20,000 shares if there is a change in control; and

              (c)	 Employee shall receive stock bonus compensation payments in accordance with the following terms:

	               			(i)    For the purposes of this paragraph, the term "Gross
Monthly Revenues" means all revenues and income actually received by the
Company during the calendar month in question from its business operations, less and except sales taxes, excise taxes and other taxes collected from consumers or other payors which must be, in turn, paid over directly to any federal, state or local taxing authority or agency.

                   (ii) For the purposes of this paragraph, the term "Base Gross Monthly Revenues" shall mean the sum of Four Hundred Fifty Thousand Dollars ($450,000.00).

                   (iii)		Each calendar month during the term of this
Agreement, the Gross Monthly Revenues of the Company for such month shall be calculated and the Company shall place 100,000 shares of its common stock into a fund (the "Executive Stock Bonus Compensation Fund") for each additional full $250,000.00 increment by which Gross Monthly Revenues of the Company for such calendar month in question exceed the Base Gross Monthly Revenues.  For example, and for illustration purposes only:

                   (iv) If in August of 1995, the Company were to have $550,000.00 of Gross Monthly Revenues, no shares of Company common stock would be placed in the Executive Stock Bonus Compensation Fund with respect to such month;

                          (a)		If in September of 1995, the Company were to
have $750,000.00 of Gross Monthly Revenues, 100,000 shares of Company common stock would be placed in the Executive Stock Bonus Compensation Fund with respect to such month; and

                          (b)		If in October of 1995, the Company were to have
$1,000,000.00 of Gross Monthly Revenues, an additional 100,000 shares of
Company Common Stock would be placed in the Executive Stock Bonus Compensation
Fund with respect to such month.

                   (v) 	 	The Employee shall receive as his Executive Stock
Bonus Compensation payment under this Agreement with respect to each calendar month while this Agreement is in effect a percentage to be determined of the shares of Company common stock placed in the Executive Stock Bonus
Compensation Fund with respect to such month, which shares shall be distributed to Employee on or before the 15th day of the following month. For example, using for illustration purposes only the figures set forth in the example in (c) above, Employee would receive as his Executive Stock Bonus Compensation payment zero (0) shares of Company common stock with respect to September of 1995 (payable in October of 1995), and a to be determined number of shares of Company common stock with respect to October of 1995 (payable in November of 1995), if the Company would have actual Gross Monthly Revenues as hypothesized in such example.

                   (vi)	 	Employee understands that other executive officers
of Company will also be sharing in the Executive Stock Bonus Compensation Fund shares, that the Company's Board of Directors shall determine which executive officers shall be eligible from time to time to share in such Executive Stock Bonus Compensation Fund shares, that the Company has no obligation to have 100% of the Executive Stock Bonus Compensation Fund shares shared or distributed at any time in view of the fact that the Company reserves the right to retain certain percentages in the Executive Stock Bonus Compensation
Fund for yet undetermined executive officers, that Employee's percentage will not be increased except by action of the Company's Board of Directors, and that Employee's percentage represents the maximum percentage of shares in the Executive Stock Bonus Compensation Fund to which Employee is entitled at any time even if all shares in such Executive Stock Bonus Compensation Fund are not distributed. The Company shall have the right to withdraw any undistributed common shares from the Employee Stock Bonus Compensation Fund at any time when the same are not shared to the extent of 100%.

                   (vii) 	It is understood and agreed that the common shares
placed in the Executive Stock Bonus Compensation Fund and distributed to Employee may be unregistered shares, the sale or transferability of which is restricted and limited by Federal and State Securities laws. The Employee agrees to comply with all Federal and State Securities laws in any transfer or sale of shares so received by the Employee and the Employee acknowledges that the Company has no obligation to register any such unregistered common shares distributed to the Employee.

    	All shares of GTMI common stock to be delivered hereunder in the event Employee becomes entitled to the same pursuant to the preceding provisions are restricted stock which shall not be marketable or transferable by Employee at such time. Employee represents that he is acquiring such shares for investment and that he will not sell, assign, transfer, pledge, convey or hypothecate any of the same until they are registered and no longer restricted. Each share of GTMI common stock delivered to Employee pursuant hereto shall bear the following restrictive legend:

    	The securities represented by this certificate have been acquired pursuant to an investment representation on the part of Employee and have not been registered under the Securities Acts of any sate in reliance on exemptions contained therein or the in applicability thereof, and have not been registered under the Securities Act of 1933 (the 1933 Act) in reliance on exemptions therefrom. Said securities shall not be sold, pledged, hypothecated, donated, or otherwise transferred, whether or not for consideration, by Employee until they are duly registered under applicable federal and state securities laws except upon the issuance to Global TeleMedia International, Inc. (the Company), of a favorable opinion of its counsel and/or the submission to the Company of such other evidence as may be satisfactory to counsel of the Company, in either case tot he effect that any such transfer shall not be in violation of the 1933 Act, as amended, and applicable state securities law.

    	It being the parties' desire to reduce the Company's expenses by coordinating the securities registration(s) contemplated herein with the filing of the Company's annual report on Form 10-KSB, on or before April
15, 1996, April 15, 1997 and then April 15, 1998 (if applicable), if Employee is not then in breach of this Agreement, Employer shall cause the Company to file a Registration Statement to register any shares which have been transferred to the Employee pursuant to this subparagraph which have not been previously registered and shall cause Company to use its best efforts to make such Registration Statement become effective at the earliest time possible. Upon appropriate federal and state registration, the restrictive legend set forth above will be removed. Prior to such time Employer and the Company agree that Employee shall not be barred from making bona fide hypothecations or pledges of any shares transferred hereunder provided such pledges or hypothecations are to unrelated third parties, are made subject tot he restrictive legend and are not made for the purpose of avoiding either federal or state securities laws. The Company will pay all costs associated with the filing of such Registration Statement.

    	3. 	Termination.

	       	3.1 	This Agreement and Employee's employment hereunder shall
immediately terminate, and all payments hereunder shall cease, except to the extent then accrued, upon the death of Employee.

       		3.2 	Employer shall have the right to terminate this Agreement and
Employee's employment hereunder:

           			(a) 	In the event Employee shall become "disabled" for more than
six (6) months in any twelve (12) month period during the term hereof,
Employer shall have the right to terminate this Agreement as of the last day of the month following the month in which Employer shall give notice to
Employee of its intention to terminate this Agreement because of such disability.  "Disability" shall mean the Employee's inability, due to sickness or injury, to perform effectively his duties hereunder; or

			           (b) 	Immediately upon the determination of the Board of Directors of Chief Executive Officer that Employee has engaged or failed to engage in activities, such as Employee's failure to satisfactorily perform and carry out his duties and responsibilities under, or the breach of any of the terms of, this Agreement, which in the sole discretion of the Board of Directors or
Chief Executive Officer would make it unreasonable to require Employer to retain Employee in its employ; or

	           		(c) 	Immediately upon Employee's being
found guilty by a court of competent jurisdiction of any felony; or his being found guilty of any other type of crime involving fraud, dishonesty, or embezzlement; or in the event of Employee's willfully aiding a competitor of Employer to the detriment of Employer; or in the event of Employee's committing an act of moral turpitude; or in the event of Employee's repeated alcohol, drug or other substance abuse; or in the vent Employee shall willfully or maliciously engage in any conduct which as a material adverse effect on Employer; or

	           		(d) 	Upon mutual agreement of the parties.

         3.3 	Employee may terminate this Agreement upon (1) a material
adverse change in Employee's terms of employment without Employee's consent or (11) a material breach of the terms hereof by Employer. For the purpose of this Agreement, "a material adverse change in Employee's terms of employment" shall mean any demotion from the position of Chief Executive Officer.

	       	3.4 	In the event of (1) the termination by Employer by Employee's employment hereunder pursuant to Section 3.2(a) or 3.2(b) hereof, (ii) the termination by Employee of his employment hereunder for material adverse change in his terms of employment (as defined in Section 3.3 hereof) or (iii)
a material breach of the terms hereof by Employer, Employer shall continue for the period set forth below to pay to Employee the base salary compensation set forth in Section 2.1, and Employer shall pay Employee any cash or stock bonus compensation which is earned and accrued through but remains unpaid at the date of any such termination (but no additional bonus compensation amounts shall accrue or be payable after the date of any such termination).  The base salary compensation pay provided for herein shall remain in effect under the circumstances provided for in this Section 3.4  until the end of the original term hereof specified in Section 1.1 above unless termination occurs under
Section 3.2(b), in which case the base salary compensation pay provided for herein shall remain in effect only for the lesser of:  (a) the end of the original term hereof specified in Section 1.1 above or (b) ninety (90) days following such termination.  The base salary provided for in Section 2.1 and the termination salary or compensation required pursuant to this Agreement to be paid to Employee during any period of disability, including the period of disability following Employee's termination of employment, shall be reduced by the amount of any disability insurance benefits paid to Employee derived form disability insurance policies paid for by Employer.

         3.5	In the event of the termination of Employee's employment pursuant to Section 3.2(c) or 3.2(d) or the termination of employment by Employee for reason other than as set forth in Section 3.3 herein, all rights and interests of Employee to salary, reimbursement, bonus compensation (whether cash or stock) and other benefits (if any) granted under this Agreement shall cease immediately; provided, however, Employee shall be entitled to receive any accrued and earned but unpaid base salary under Section 2.1 relating to the period prior to such termination.

     4. 	Covenant Not To Compete or Solicit.  During the term of Employee's employment with Employer and if Employee chooses not to renew this Agreement at its expiration, this covenant not to compete will remain in effect for a period of two (2) years following the termination of his employment with Employer for whatever reason other than default by Employer, Employee agrees that within the contiguous forty-eight states of the United States of America, Employee will not without the consent of Employer: (a) as an individual proprietor, partner, stockholder, officer, principal, agent, employee, supervisor, manager, consultant, guarantor, creditor, lender, co-endorser or in any other capacity whatsoever, own, participate in the ownership of, manage, operate, exercise any control over, render services to, or engage in any of the foregoing for, any business, firm, corporation, partnership or other entity which operates a business similar to or competitive with the business of Employer, including but not limited to any long distance telephone services or any telecommunications-related business offered or engaged in by Employer at such time; (b) solicit any business from any customer or clients of Employer at such time; (c) in any manner, whether directly or indirectly, seek to persuade any director, officer or other employee of Employer to discontinue their employment or relationship with Employer in order to become employed or involved in any business activity similar to or competitive with the business of Employer at such time, nor will Employee solicit or retain any such person for such purpose.

    	5. 	Confidential Information.  Employee hereby agrees, both during the term of his employment with Employer and at any time after the termination thereof for any reason, not to disclose or divulge to third parties any of the trade secrets or other confidential or proprietary information of Employer, knowledge of which was acquired by Employee during the term of Employee's employment by Employer, and which trade secrets or confidential or proprietary information are material to the conduct of the business of Employer. The term "third party" as used herein shall not include officers, directors, employees, agents, affiliates or representatives of Employer. No information can be considered a trade secret or confidential proprietary information subject to this paragraph if the same is otherwise in the public domain
(provided that if such information is in the public domain solely by reason of Employee's having disclosed the same in violation of this Agreement, such information shall be a trade secret or confidential proprietary information hereunder). Specifically, but not by way of limitation, information is a trade secret or confidential proprietary information subject to this paragraph if the same is a unique process or method material to the conduct of Employer's business, or if the same is a customer list or similar list of parties engaged in business with Employer.

    	6. 	Inventions, Copyrights, and Processes.  The Employee hereby agrees to transfer and to assign to Employer all of the right, title and interest of the
Employee in and to all inventions and improvements thereto, and all written materials, made or conceived by the Employee solely or jointly, in whole or in part, during the term hereof which relate to the business of Employer and which, in the case of inventions and improvements thereto, are the subject of the grant of a United States or foreign patent relating thereto, and which, in the case of written material, is actually copyrighted under the applicable copyright laws of the United States of America.  Employee shall obtain copyright protection for all business plans, training materials, brochures, advertising and promotional materials, form contracts, and customer and representative applications used or developed by Employer.  Employee shall, during the term hereof, execute and deliver to Employer such formal transfers and assignments as are reasonably required to give effect tot he provisions of this paragraph.

    	Employee acknowledges that the above covenants and agreements contained in Sections 4, 5 and 6 of this Agreement are a condition of his commencing and continuing employment with Employer and are in part consideration of the salary and such other compensation received by Employee from Employer. The terms and conditions of Sections 4, 5 and 6 shall survive the termination of Employee's employment by Employer and/or the termination of this Agreement.
In the event of the breach of Sections 4, 5 or 6, it shall be presumed that irreparable harm has occurred for which any remedy at law is inadequate and that Employer shall have the right to injunctive relief.

	    7. 	Miscellaneous.

       		7.1 	If any section, subsection or other provision of this Agreement is determined by a court of competent jurisdiction to be unenforceable for any reason, such section, subsection or provision shall be deemed to be severable and this Agreement shall otherwise continue in full force and effect.  If the term and/or scope of any provision contained in Section 4 or in Section 5 or in Section 6 above are found to be invalid or unenforceable as written, the
Court or other body so ruling may reform and revise the offending provision as necessary and appropriate to make the same a valid and enforceable provision.

	       	7.2 	This Agreement shall be binding upon the parties hereto, their respective successors, assigns, legal representatives and any corporation which acquires by merger, stock acquisition, asset sale or otherwise, all or substantially all of the assets of Employer, and shall inure to the benefit of the parties hereto and their respective successors, assigns and representatives.

         7.3 	No modification, amendment or waiver of any of the provisions of this Agreement shall be effective unless in writing and signed by both parties thereto.

	       	7.4 	The failure to enforce at any time any of the provisions of this
Agreement or the failure to require at any time performance of any of the provisions of this Agreement shall in no way be construed to be a waiver of such provisions or to affect either the validity of this Agreement or any part hereof, or the right thereafter to enforce each and every such provision in accordance with the terms of this Employment Agreement.

         7.5 	This Agreement constitutes the entire understanding of the
parties hereto with respect to the terms of Employee's employment and his compensation therefor and supersedes any and all prior oral or written understandings between the parties as to such terms.

       		7.6 	This Agreement is to be construed under and in accordance with the laws of the State of Georgia.  Jurisdiction and exclusive venue for purposes of any action enforcing this Agreement shall vest and lie solely in the courts of Fulton County, Georgia.

         7.7 	In the event of breach of this Agreement and in the event that counsel is employed to enforce this Agreement, then the successful party shall be entitled to its legal costs and reasonable attorney's fees for the enforcement of this Agreement from the unsuccessful party.

	       	7.8 	Each party to this Agreement has been represented by Counsel, and this Agreement has been reviewed by the parties and their counsel and each party hereto has had the opportunity to participate in the drafting of this
Agreement.  Therefore, any ambiguous language in this Agreement shall not be construed against any party as the drafter of this Agreement.

    	IN WITNESS WHEREOF, the parties hereto have set their hands and seals as of the day and year first above written.


                                    					EMPLOYEE


                                    					/S/  Melissa D. Hart
                                         --------------------
                                    					Melissa D. Hart




                                     				EMPLOYER:
                                     				GLOBAL TELEMEDIA INTERNATIONAL, INC.



                                    					By: /S/  Roderick A. McClain
                                         -----------------------------
                                       						Roderick A. McClain
                                       						Its Chief Executive Officer

     (n) Amendment Number One (1) to Employment Contract of Melissa D. Hart Dated November 1, 1995


                           AMENDMENT NUMBER ONE (1)

                                      TO

                     Employment Contract Dated May 26, 1995
                                    Between
                       Global TeleMedia International, Inc.
                                      and
                                 Melissa D. Hart


This Amendment Number One (1) dated November 1, 1995 to that certain Employment Agreement dated May 26, 1995 by and between Global TeleMedia International, Inc. and Melissa D. Hart shall be amended as follows

Article 2. shall be amended as follows

     2. 	Compensation.

         2.1	For all services rendered hereunder, Employer agrees to pay to
Employee and Employee agrees to accept from Employer, annual base salary of Thirty Two Thousand Dollars ($32,000.00) per annum during the term of Employee's employment, prorated based on the period of actual service and payable in accordance with Employer's standard payroll policies. The Board of Directors of Employer may increase Employee's compensation from time to time and will review Employee's performance hereunder and his compensation therefor in accordance with principles and practices generally applicable to Employer's employees. Employee shall also receive Four Thousand Dollar ($4,000.00) per quarter additional cash compensation for regulatory responsibilities, for a total annual salary of Thirty Eight Thousand Dollars ($48,000).

All other terms and conditions of the original agreement dated May 26, 1995 shall remain in full force and effect.


GLOBAL TELEMEDIA INTERNATIONAL, INC.         			MELISSA D. HART
INC.


By:	 /S/  Roderick A. McClain          		     		By:  /S/  Melissa D. Hart
-----------------------------------------
Its:	President and Chief Executive Officer

     (o) 	Employment Agreement of Herbert S. Perman  Effective May 26, 1995


                             EMPLOYMENT AGREEMENT





     THIS EMPLOYMENT AGREEMENT is made as of the 1st day of October, 1995, by and between GLOBAL TELEMEDIA INTERNATIONAL, INC., a Florida corporation having a usual place of business at 500 Northridge Road, Suite 780, Atlanta, Georgia 30350 (hereinafter "Employer") and Herbert S. Perman of 1714 Johnson Ferry Road, Atlanta, Georgia 30319, (hereinafter "Employee").

                              W I T N E S S E T H:

	    WHEREAS, Employer is a corporation engaged in the business of marketing long distance telephone services and products and otherwise engages in activities in the telecommunications industry; and

    	WHEREAS, Employee is an individual with extensive experience in the business, financial and legal arenas and desires to be employed by Employer in connection with its business activities; and

	    WHEREAS, Employee desires to provide his services to Employer.

    	NOW, THEREFORE, IN CONSIDERATION OF THE MUTUAL UNDERTAKINGS OF THE PARTIES AND OTHER GOOD AND VALUABLE CONSIDERATION, THE RECEIPT AND SUFFICIENCY OF WHICH IS ACKNOWLEDGED BY, BETWEEN AND AMONG THE PARTIES, THE PARTIES HERETO HEREBY AGREE AS FOLLOWS:

     1. 	Employment and Term

         1.1 	Employer hereby employs Employee and Employee hereby accepts employment in the capacity of Chief Financial Officer of the Employer, for the period commencing with the date of this Agreement and ending (subject to earlier termination pursuant to this Agreement) thirty-six (36) months thereafter on the terms, conditions and provisions as set forth in this Agreement.

       		1.2 	Employee shall, to the best of his abilities, devote his energy and attention to the faithful and diligent performance of his services to
Employer as set forth in this Agreement and as the Chief Executive Officer of
Employer may from time to time require and in accordance with all applicable business policies of Employer.  Employee shall perform such services at the direction of and report to the Chief Executive Officer of Employer.

	       	1.3	 During the first ninety (90) days hereof (October 1, 1995 -
December 31, 1995), Employee shall perform same functions as Chief Financial
Officer; however, due to other requirements, Employee shall perform as an
Independent Consultant, compensated at $22,875, paid semi-monthly at $3,812.50.

	    2. 	Compensation.

	        	2.1 	For all services rendered hereunder, Employer agrees to pay to
Employee and Employee agrees to accept from Employer, annual base compensation computed at the rate of Eighty Five Thousand Dollars and No Cents ($85,000.00)
per annum during the term of Employee's employment, prorated based on the period of actual service and payable in accordance with Employer's standard payroll policies.  The Board of Directors of Employer may increase Employee's compensation from time to time and will review Employee's performance hereunder and his compensation therefor in accordance with principles and practices generally applicable to Employer's employees.

	        	2.2	 Employer shall provide Employee with family medical insurance commensurate with that provided to other Executive Officers of Employer at this time, and if medical insurance benefits are added by Employer for other
Executive Officers, corresponding benefits will be added for Employee.

	        	2.3 	Employer agrees that it shall, in accordance with applicable tax laws and Employer's policies relating to reimbursed expenses for its employees of comparable standing, reimburse Employee for all reasonable business expenses incurred by him during the term of his employment hereunder in connection with the performance of services hereunder.

	        	2.4 	In addition to the annual base compensation set forth above,
Employee shall receive bonus compensation as follows:

	            		(a) 	Employee shall receive upon execution of this Agreement
100,000 shares of common stock of Global TeleMedia International, Inc.
("GTMI").  However, in the event Employee is terminated for cause under 3.2(b)
or 3.2(c) hereunder, shares shall be forfeited as follows:

           				During the period 10/1/95 - 12/31/95 - 60,000 shares

				           During the period 1/1/95 - 3/31/95 - 30,000 shares

            			(b) 	In addition, Employee shall receive stock bonus
compensation payments  on Company generated one-plus long distance sales
(excluding any and all mergers and acquisitions) in accordance with the following terms:


                				(i)  	 For the purposes of this paragraph, the term "Gross
Monthly Revenues" means all revenues and income actually received by the
Company during the calendar month in question from its business operations, less and except sales taxes, excise taxes and other taxes collected from consumers or other payors which must be, in turn, paid over directly to any federal, state or local taxing authority or agency.

				                (ii)	  For the purposes of this paragraph, the term "Base
Gross Monthly Revenues" shall mean the sum of Four Hundred Fifty Thousand
Dollars ($450,000.00).

				                (iii)  Each calendar month during the term of this
Agreement, the Gross Monthly Revenues of the Company for such month shall be calculated and the Company shall place 100,000 shares of its common stock into a fund (the "Executive Stock Bonus Compensation Fund") for each new additional full $250,000.00 increment by which Gross Monthly Revenues of the
Company for such calendar month in question exceed the Base Gross Monthly
Revenues.  For example, and for illustration purposes only:

				                      	(a) 	If in August of 1995, the Company were to have
$550,000.00 of Gross Monthly Revenues, no shares of Company common stock would be placed in the Executive Stock Bonus Compensation Fund with respect to such month;

                      					(b) 	If in September of 1995, the Company were to
have $750,000.00 of Gross Monthly Revenues, 100,000 shares of Company common stock would be placed in the Executive Stock Bonus Compensation Fund with respect to such month; and

                      					(c)	 If in October of 1995, the Company were to
have $1,000,000.00 of Gross Monthly Revenues, an additional 100,000 shares of
Company Common Stock would be placed in the Executive Stock Bonus Compensation
Fund with respect to such month.

                   	(iv)  	The Employee shall receive as his Executive Stock
Bonus Compensation payment under this Agreement with respect to each calendar month while this Agreement is in effect a percentage to be determined of the shares of Company common stock placed in the Executive Stock Bonus
Compensation Fund with respect to such month, which shares shall be distributed to Employee on or before the 15th day of the following month. For example, using for illustration purposes only the figures set forth in the example in (a) and (c) above, Employee would receive as his Executive Stock
Bonus Compensation payment zero (0) shares of Company common stock with respect to August, 1995 (payable in September, 1995), and a to be determined number of shares of Company common stock with respect to October of 1995
(payable in November of 1995), if the Company would have actual Gross Monthly Revenues as hypothesized in such example.

                    (v)   	Employee understands that other executive officers
of Company will also be sharing in the Executive Stock Bonus Compensation Fund shares, that the Company's Board of Directors shall determine which executive officers shall be eligible from time to time to share in such Executive Stock Bonus Compensation Fund shares, that the Company has no obligation to have 100% of the Executive Stock Bonus Compensation Fund shares shared or distributed at any time in view of the fact that the Company reserves the right to retain certain percentages in the Executive Stock Bonus Compensation
Fund for yet undetermined executive officers, that Employee's percentage will not be increased except by action of the Company's Board of Directors, and that Employee's percentage represents the maximum percentage of shares in the Executive Stock Bonus Compensation Fund to which Employee is entitled at any time even if all shares in such Executive Stock Bonus Compensation Fund are not distributed. The Company shall have the right to withdraw any undistributed common shares from the Employee Stock Bonus Compensation Fund at any time when the same are not shared to the extent of 100%.

                    (vi)   	It is understood and agreed that the common shares
placed in the Executive Stock Bonus Compensation Fund and distributed to Employee may be unregistered shares, the sale or transferability of which is restricted and limited by Federal and State Securities laws. The Employee agrees to comply with all Federal and State Securities laws in any transfer or sale of shares so received by the Employee and the Employee acknowledges that the Company has no obligation to register any such unregistered common shares distributed to the Employee.

    	All shares of GTMI common stock to be delivered hereunder in the event Employee becomes entitled to the same pursuant to the preceding provisions are restricted stock which shall not be marketable or transferable by Employee at such time. Employee represents that he is acquiring such shares for investment and that he will not sell, assign, transfer, pledge, convey or hypothecate any of the same until they are registered and no longer restricted. Each share of GTMI common stock delivered to Employee pursuant hereto shall bear the following restrictive legend:



    	The securities represented by this certificate have been acquired pursuant to an investment representation on the part of Employee and have not been registered under the Securities Acts of any sate in reliance on exemptions contained therein or the in applicability thereof, and have not been registered under the Securities Act of 1933 (the 1933 Act) in reliance on exemptions therefrom. Said securities shall not be sold, pledged, hypothecated, donated, or otherwise transferred, whether or not for consideration, by Employee until they are duly registered under applicable federal and state securities laws except upon the issuance to Global TeleMedia International, Inc. (the Company), of a favorable opinion of its counsel and/or the submission to the Company of such other evidence as may be satisfactory to counsel of the Company, in either case to the effect that any such transfer shall not be in violation of the 1933 Act, as amended, and applicable state securities law.

    	It being the parties' desire to reduce the Company's expenses by coordinating the securities registration(s) contemplated herein with the filing of the Company's annual report on Form 10-KSB, on or before April
15, 1996, April 15, 1997 and then April 15, 1998 (if applicable), if Employee is not then in breach of this Agreement, Employer shall cause the Company to file a Registration Statement to register any shares which have been transferred to the Employee pursuant to this subparagraph which have not been previously registered and shall cause Company to use its best efforts to make such Registration Statement become effective at the earliest time possible. Upon appropriate federal and state registration, the restrictive legend set forth above will be removed. Prior to such time Employer and the Company agree that Employee shall not be barred from making bona fide hypothecations or pledges of any shares transferred hereunder provided such pledges or hypothecations are to unrelated third parties, are made subject to the restrictive legend and are not made for the purpose of avoiding either federal or state securities laws. The Company will pay all costs associated with the filing of such Registration Statement.

    	3. 	Termination.

       		3.1 	This Agreement and Employee's employment hereunder shall
immediately terminate, and all payments hereunder shall cease, except to the extent then accrued, upon the death of Employee.

       		3.2 	Employer shall have the right to terminate this Agreement and
Employee's employment hereunder:

           			(a) 	In the event Employee shall become "disabled" for more than
six (6) months in any twelve (12) month period during the term hereof,
Employer shall have the right to terminate this Agreement as of the last day of the month following the month in which Employer shall give notice to
Employee of its intention to terminate this Agreement because of such disability.  "Disability" shall mean the Employee's inability, due to sickness or injury, to perform effectively his duties hereunder; or

           			(b) 	Immediately upon the determination of the Board of
Directors or Chief Executive Officer that Employee has engaged or failed to engage in activities, such as Employee's failure to satisfactorily perform and carry out his duties and responsibilities under, or the breach of any of the terms of, this Agreement, which in the sole discretion of the Board of
Directors or Chief Executive Officer would make it unreasonable to require
Employer to retain Employee in its employ; or

           			(c) 	Immediately upon Employee's being found guilty by a court
of competent jurisdiction of any felony; or his being found guilty of any other type of crime involving fraud, dishonesty, or embezzlement; or in the event of Employee's willfully aiding a competitor of Employer to the detriment of Employer; or in the event of Employee's committing an act of moral turpitude; or in the event of Employee's repeated alcohol, drug or other substance abuse; or in the vent Employee shall willfully or maliciously engage in any conduct which as a material adverse effect on Employer; or

              (d) 	Upon mutual agreement of the parties.

         3.3 	Employee may terminate this Agreement upon (1) a material
adverse change in Employee's terms of employment without Employee's consent or (11) a material breach of the terms hereof by Employer. For the purpose of this Agreement, "a material adverse change in Employee's terms of employment" shall mean any demotion from the position of Chief Financial Officer.

       		3.4	In the event of (i) the termination by Employer by Employee's employment hereunder pursuant to Section 3.2(a) or 3.2(b) hereof, (ii) the termination by Employee of his employment hereunder for material adverse change in his terms of employment (as defined in Section 3.3 hereof) or (iii)
a material breach of the terms hereof by Employer, Employer shall continue for the period set forth below to pay to Employee the base salary compensation set forth in Section 2.1, and Employer shall pay Employee any cash, stock or stock bonus compensation which is earned and accrued through but remains unpaid at the date of any such termination (but no additional bonus compensation amounts shall accrue or be payable after the date of any such termination).  The base salary compensation pay provided for herein shall remain in effect under the circumstances provided for in this Section 3.4 until the end of the original term hereof specified in Section 1.1 above unless termination occurs under Section 3.2(b), in which case the base salary compensation pay provided for herein shall remain in effect only for the lesser of:  (a) the end of the original term hereof specified in Section 1.1 above or (b) ninety (90) days following such termination.  The base salary provided for in Section 2.1 and the termination salary or compensation required pursuant to this Agreement to be paid to Employee during any period of disability, including the period of disability following Employee's termination of employment, shall be reduced by the amount of any disability insurance benefits paid to Employee derived form disability insurance policies paid for by Employer.

         3.5	 In the event of the termination of Employee's employment
pursuant to Section 3.2(c) or 3.2(d) or the termination of employment by Employee for reason other than as set forth in Section 3.3 herein, all rights and interests of Employee to salary, reimbursement, bonus compensation (whether cash or stock) and other benefits (if any) granted under this Agreement shall cease immediately; provided, however, Employee shall be entitled to receive any accrued and earned but unpaid base salary under
Section 2.1 relating to the period prior to such termination.

     4.	Confidential Information.  Employee hereby agrees, both during the term of his employment with Employer and at any time after the termination thereof for any reason, not to disclose or divulge to third parties any of the trade secrets or other confidential or proprietary information of Employer, knowledge of which was acquired by Employee during the term of Employee's employment by Employer, and which trade secrets or confidential or proprietary information are material to the conduct of the business of Employer. The term "third party" as used herein shall not include officers, directors, employees, agents, affiliates or representatives of Employer. No information can be considered a trade secret or confidential proprietary information subject to this paragraph if the same is otherwise in the public domain (provided that if such information is in the public domain solely by reason of Employee's having disclosed the same in violation of this Agreement, such information shall be a trade secret or confidential proprietary information hereunder). Specifically, but not by way of limitation, information is a trade secret or confidential proprietary information subject to this paragraph if the same is a unique process or method material to the conduct of Employer's business, or if the same is a customer list or similar list of parties engaged in business with Employer.

    	5.	Inventions, Copyrights, and Processes.  The Employee hereby agrees to transfer and to assign to Employer all of the right, title and interest of the
Employee in and to all inventions and improvements thereto, and all written materials, made or conceived by the Employee solely or jointly, in whole or in part, during the term hereof which relate to the business of Employer and which, in the case of inventions and improvements thereto, are the subject of the grant of a United States or foreign patent relating thereto, and which, in the case of written material, is actually copyrighted under the applicable copyright laws of the United States of America.  Employee shall obtain copyright protection for all business plans, training materials, brochures, advertising and promotional materials, form contracts, and customer and representative applications used or developed by Employer.  Employee shall, during the term hereof, execute and deliver to Employer such formal transfers and assignments as are reasonably required to give effect to the provisions of this paragraph.

    	Employee acknowledges that the above covenants and agreements contained in Sections 3, 4 and 5 of this Agreement are a condition of his commencing and continuing employment with Employer and are in part consideration of the salary and such other compensation received by Employee from Employer. The terms and conditions of Sections 4, 5 and 6 shall survive the termination of Employee's employment by Employer and/or the termination of this Agreement.
In the event of the breach of Sections 3, 4 and 5, it shall be presumed that irreparable harm has occurred for which any remedy at law is inadequate and that Employer shall have the right to injunctive relief.

     6.	 Miscellaneous.

         6.1	If any section, subsection or other provision of this Agreement is determined by a court of competent jurisdiction to be unenforceable for any reason, such section, subsection or provision shall be deemed to be severable and this Agreement shall otherwise continue in full force and effect. If the term and/or scope of any provision contained in Section 3 or in Section 4 or in Section 6 above are found to be invalid or unenforceable as written, the Court or other body so ruling may reform and revise the offending provision as necessary and appropriate to make the same a valid and enforceable provision.

         6.2	This Agreement shall be binding upon the parties hereto, their respective successors, assigns, legal representatives and any corporation which acquires by merger, stock acquisition, asset sale or otherwise, all or substantially all of the assets of Employer, and shall inure to the benefit of the parties hereto and their respective successors, assigns and representatives.

       		6.3	No modification, amendment or waiver of any of the provisions of this Agreement shall be effective unless in writing and signed by both parties thereto.

       		6.4	The failure to enforce at any time any of the provisions of this
Agreement or the failure to require at any time performance of any of the provisions of this Agreement shall in no way be construed to be a waiver of such provisions or to affect either the validity of this Agreement or any part hereof, or the right thereafter to enforce each and every such provision in accordance with the terms of this Employment Agreement.

       		6.5	This Agreement constitutes the entire understanding
of the parties hereto with respect to the terms of Employee's employment and his compensation therefor and supersedes any and all prior oral or written understandings between the parties as to such terms.

       		6.6	This Agreement is to be construed under and in accordance with the laws of the State of Georgia.  Jurisdiction and exclusive venue for purposes of any action enforcing this Agreement shall vest and lie solely in the courts of Fulton County, Georgia.

       		6.7	In the event of breach of this Agreement and in the event that counsel is employed to enforce this Agreement, then the successful party shall be entitled to its legal costs and reasonable attorney's fees for the enforcement of this Agreement from the unsuccessful party.

       		6.8	Each party to this Agreement has been represented by Counsel, and this Agreement has been reviewed by the parties and their counsel and each party hereto has had the opportunity to participate in the drafting of this
Agreement.  Therefore, any ambiguous language in this Agreement shall not be construed against any party as the drafter of this Agreement.

       		6.9	This Agreement constitutes the entire agreement between the
parties hereto with respect to the subject matter hereof.  It supersedes all prior negotiations, letters and understandings relating to the subject matter hereof.

    	IN WITNESS WHEREOF, the parties hereto have set their hands and seals as of the day and year first above written.


                             					EMPLOYEE


                             					/S/  Herbert S. Perman
                                  ----------------------
                             					Herbert S. Perman




                             					EMPLOYER:
                             					GLOBAL TELEMEDIA INTERNATIONAL, INC.




                                  By:  /S/  Roderick A McClain
                                  ----------------------------
                                 	Roderick A. McClain
                                 	Its:  President and Chief Executive Officer

Exhibit - 27

                (27)  Financial Data Schedule

                     	Cash	                            193,000.00
                     	Securities	                            0.00
                     	Receivables                      	15,000.00
                     	Allowances	                            0.00
                     	Inventory	                             0.00
                     	Prepaid Exp. & Deposits	               0.00
                     	Current Assets	                  289,000.00
                     	PP&E	                            150,000.00
                     	Depreciation	                    (71,000.00)
                     	Total Assets	                    368,000.00
                     	Current Liabilities	             765,000.00
                     	Bonds	                                 0.00
                     	Common	                           40,000.00
                     	Preferred Mandatory	                   0.00
                     	Preferred	                             0.00
                     	Other-SE	                       (437,000.00)
                     	Total Liability-and-Equity	      368,000.00
                     	Sales	                            63,000.00
                     	Total Revenues	                2,864,000.00
                     	CGS	                              56,000.00
                     	Total Costs   	                4,320,000.00
                     	Other Expenses	                        0.00
                     	Loss Provision	                        0.00
                     	Interest Expense	                 59,000.00
                     	Income-Pretax                	(2,321,000.00)
                     	Income Tax	                            0.00
                     	Income Continuing            	(2,321,000.00)
                     	Discontinued	                          0.00
                     	Extraordinary	                         0.00
                     	Changes	                               0.00
                     	Net Income	                   (2,321,000.00)
                     	EPS-Primary	                          (0.30)
                     	EPS-Diluted	                          (0.30)