Form 10QSB/A
period 1996-03-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1996-10-11
CIK 789562

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                                Form 10-QSB/A

                               AMENDMENT NO. 1

                                     TO

                 QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                        Commission file number: 0-15818

                      Global Telemedia International, Inc.
                     	f/k/a Phoenix Advanced Technologies
           (Name of small business issuer specified in its charter)

            	Florida			                                64-0708107
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or orginazation)             Identification No.)

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

    	The undersigned registrant herby amends the following items, financial statements, exhibits of other portions of the QUARTERLY REPORT ON FORM 10-QSB THE QUARTERYL PERIOD ENDED MARCH 31, 1996, as set forth in the pages attached hereto:

     1.   Exhibits - Exhibit 27 (Financial Data Schedule).

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                    f/k/a PHOENIX ADVANCED TECHNOLOGY, INC.
                                 (Registrant)




/S/  Roderick A. McClain
------------------------------------
Roderick A. McClain, President & CEO

Date: October 10, 1996


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/S/  Herbert S. Perman
------------------------------------------
Herbert S. Perman, Chief Financial Officer

Date: October 10, 1996

Exhibits - Exhibit 27 (Financial Data Schedule)

           (27) Financial Data Schedule

                 	Cash                              (8,045.00)
                 	Securities	                            0.00
                 	Receivables                      	79,902.00
                 	Allowances	                      (39,092.00)
                 	Inventory	                        50,740.00
                 	Prepaid Exp. & Deposits	          25,402.00
                 	Current Assets	                  109,907.00
                 	PP&E	                            170,865.00
                 	Depreciation	                    (66,404.00)
                 	Total Assets	                    214,368.00
                 	Current Liabilities	           1,190,378.00
                 	Bonds                                 	0.00
                 	Common	                           42,988.00
                 	Preferred Mandatory	                   0.00
                 	Preferred	                             0.00
                 	Other-SE	                     (1,018,998.00)
                 	Total Liability-and-Equity      	214,368.00
                 	Sales	                             5,123.00
                 	Total Revenues                  	339,765.00
                 	CGS	                             182,749.00
                 	Total Costs	                     243,020.00
                 	Other Expenses	                        0.00
                 	Loss Provision	                        0.00
                 	Interest Expense	                  6,837.00
                 	Income-Pretax	                  (672,100.00)
                 	Income Tax	                            0.00
                 	Income Continuing	              (672,100.00)
                 	Discontinued	                          0.00
                 	Extraordinary	                         0.00
                 	Changes	                               0.00
                 	Net Income	                     (672,100.00)
                 	EPS-Primary	                          (0.07)
                 	EPS-Diluted	                          (0.07)