Form 10QSB
period 1996-09-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1996-11-04
CIK 789562

U.S. Securities and Exchange Commission
                               Washington, D.C. 20549

                                     Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  September 30, 1996

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date 14,982,267 shares of Common Stock as of September 30, 1996.

     Transitional Small Business Disclosure Format (Check One):  Yes ___  No  X

                     Global Telemedia International, Inc.
                             and Subsidiaries
                       Quarterly Report on Form 10-QSB
                     For Quarter Ended September 30, 1996

                                   INDEX

										                                                               Page

Consolidated Balance Sheet as of September 30, 1996...................    1

Consolidated Income Statements for the Three and Nine
     Months ended September 30, 1996 and September 30, 1995...........    2

Consolidated Statements of Cash Flows for the Nine
     Months ended September 30, 1996 and September 30, 1995...........	   3

Consolidated Statements of Shareholders' Equity for the
     Three and Nine Months ended September 30, 1996...................	   4

Notes to Consolidated Financial Statements............................	   5

Part I - Item 2. Management's Discussion and Analysis of Financial Condition, Liquidity and Capital Resources, and Results of
         Operations...................................................    10

Signatures............................................................	   13

Part II - Item 6. Exhibits and Reports on Form 8-K....................    14

                     Global Telemedia International, Inc.
                               and Subsidiaries
                         Consolidated Balance Sheet

                             September 30, 1996
                                (Unaudited)

                                   ASSETS
[S]                                                          [C]
Current Assets
	    Cash                                                    	$   2,532,371
    	Accounts receivable, net of allowance of $1,826	                70,021
     Due from stockholders                                         	134,865
    	Inventory                                                      	79,348
    	Deposit for switching equipment                               	650,000
    	Prepaid debt financing, net of accumulated amortization       	529,578
    	Other current assets	                                          414,019
                                                               -------------
               Total Current Assets                              	4,410,202

Property and equipment, net of accumulated depreciation
   of $90,125	                                                      273,558
                                                               -------------
Total Assets                                                  	$  4,683,760
                                                        							=============

               LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current Liabilities
	    Accounts payable                                         	$    325,403
    	Accrued expenses	                                              452,884
	    Notes and interest payable	                                  1,057,598
		                                                             -------------
               Total Current Liabilities	                         1,835,885

Long-Term Liabilities
	    Notes Payable	                                               5,004,660
	    Other long-term liabilities	                                    32,730
                                                               -------------
	              Total Long-Term Liabilities                        5,037,390

Stockholders' Equity Deficiency
	    Common stock, $.004 par value, authorized 25,000,000 shares;
	     issued and outstanding 14,982,267	                             59,912
	    Additional paid-in capital	                                  1,438,572
	    Accumulated deficit	                                        (3,687,999)
                                                               -------------
               Total Stockholders' Equity Deficiency	            (2,189,515)
                                                               -------------
Total Liability and Stockholders' Equity Deficiency	           $  4,683,760
                                                               =============

The accompanying notes are an integral part of these consolidated financial statements.

                     Global Telemedia International, Inc.
                               and Subsidiaries
                        Consolidated Income Statements
                                  (Unaudited)

		                           Three Months ended		    Nine Months ended
		                              September 30 		         September 30
	                            1996	         1995 	    1996		       1995
[S]                        [C]          [C]        [C]          [C]
Revenues:
	    Communication
        and marketing
        services	          $ 421,051 	  $ 202,756 	$ 1,026,103 	$ 2,950,434
                           ----------   ---------- ------------ ------------
     Total revenues 	        421,051		    202,756		  1,026,103 		 2,950,434

Operating expenses:
	    Communication
        and marketing
        services		           463,393 		    90,000 		 1,045,334 		 2,258,881
	    General and
        administrative	   	1,365,059 		 1,188,870 		 2,995,730		  3,343,449
                          -----------   ----------   ----------   ----------
          Total operating
               expenses		  1,828,452 		 1,278,870 		 4,041,064 	  5,602,330
                          -----------   ----------   ----------   ----------
     	    Operating (loss)(1,407,401)		(1,076,114)		(3,014,961)		(2,651,896)
                          -----------  -----------  -----------  -----------
Other income (expenses):
	    Interest expense		      (71,158)		    (6,871)		  (105,570)		   (35,105)
	    Interest income		         9,661		          0		     10,965 		         0
	    Other income 		          37,329 		         0 		    56,078 		   312,053
                         ------------  -----------  -----------  -----------
Net loss			             	$(1,431,568)	$(1,082,985)	$(3,053,488)	$(2,374,948)
                         ============  ===========  ===========  ===========

Net loss per share			           (.11)		     (0.16) 	     	(.27) 		    (0.40)
                         ============  ===========  ===========  ===========
Weighted average
number of shares
and	share equivalents
outstanding		             12,577,454 		  6,902,053 	 11,233,069 		 6,011,868
                         ============  ===========  ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     Global Telemedia International, Inc.
                              and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (Unaudited)
                                             	Nine months ended September 30
				                                              1996	             1995
                                              ------------------------------
[S]                                           [C]              [C]
Cash flows from operating activities
Net (Loss)		                                  $  (3,053,488)	  $  (2,374,948)
                                              --------------   --------------
Adjustments to reconcile net loss to net cash
   used in operating activities:
	     Depreciation and amortization	                103,081         	260,100
	     Stock issued for services	                    192,480	               -
	     Changes in assets and liabilities:
	      Decrease (increase) in:
	       Receivables and amounts due from
          stockholders	                            (199,586) 	      (133,847)
       	Inventories	                                (40,254)	         36,703
	       Other current assets                    	(1,766,799)           	(538)

	      Increase (decrease) in:
        Accounts payable and
          accrued expenses		                        479,265		       (693,715)
        Amounts due to stockholders		              (116,485)		             -
        Capital lease obligation		                  (22,994)             		-
                                                 -----------      -----------
	      Total adjustments		                       (1,371,292)		      (531,297)
                                                 -----------      -----------
Net cash used in operating activities	           (4,424,780) 	    (2,906,245)
                                                 -----------      -----------

Cash flows from investing activities
	      Acquisition on property and equipment	      (157,053)	        (60,543)
                                                 -----------      -----------
Net cash used in investing activities	             (157,053)	        (60,543)
                                                 -----------      -----------

Cash flows from financing activities
	       Decrease in property, plant, and
          equipment, and goodwill from
          divestiture		                                   -		      2,871,340
	       Payments on notes payable	                  (60,000)	     (1,317,595)
	       Borrowings on notes payable	              6,512,500	               -
	       Proceeds from issuance of common stock	     468,728	       1,392,080
                                                 -----------      -----------
Net cash provided by financing activities	        6,921,228	       2,945,825
                                                 -----------      -----------
Net increase (decrease) in cash & cash
equivalents	                                      2,339,395	         (20,963)

Cash at beginning of period	                        192,976	          32,248
                                                 -----------      -----------

Cash and cash equivalents at end of period	      $2,532,371	        $(11,285)
                                                 -----------      -----------

Supplemental Disclosure of Cash Flow Information:
	       Cash paid for interest	                  $  (17,649)    	 $  (35,105)
                                                 ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     Global Telemedia International, Inc.
                              and Subsidiaries
                Consolidated Statement of Shareholders' Equity

									                                            Additional		 		            Total
                            	Common Stock Issued	      Paid-In 		     		     Shareholders'
			 		        	              Shares	    Par Value	     Capital 		  Deficit 	    Equity
Balance, December 31, 1995   9,937,991  $  39,735   $ 197,363   $ (634,510)  $ (397,412)
Sale of Stock                  115,500        462      58,196        	- 		       58,658
Shares Issued to Consultants   169,000        676       7,774       	 -		         8,450
Compensation Earned            525,000     	2,100	     24,150 		     	-		        26,250
Net Loss                           -           -          -       (672,100)    (672,100)
 					                      ----------  ----------  ----------  ------------  ----------
Balance, March 31, 1996     10,747,491  $  42,973   $ 287,483 $ (1,306,610)  $ (976,154)

Sale of Stock                   12,000         48       5,952         - 		        6,000
Shares Issued in connection
  with settlement	             929,406 	    3,718	     52,767 		     	-		        56,485
Shares Issued to Consultants 1,530,000      6,120 	    70,380        	-          76,500
Compensation earned             50,000        200       2,300 		     	-		         2,500
Exercise of warrants				       350,000	     1,400	    361,100 		     	-		       362,500
Net Loss                           -           -          -       (949,820)    (949,820)
                            ----------  ----------  ----------  ------------   -----------
Balance, June 30, 1996		    13,618,897  $  54,459   $ 779,982 $ (2,256,430) $(1,421,989)

Compensation earned             17,300         69        796 		      	-		           865
Exercise of warrants				       100,000	       400	    99,600 	      		-		       100,000
Conversion of Notes Payable		1,246,070   	  4,984	   606,336       			-		       611,320
Conversion of Debt Financing
  Costs					                                         (48,142)		      	-		       (48,142)
Net Loss                           -            -          -    (1,431,569)  (1,431,569)
                            ----------  ----------  ----------  ------------ ------------
Balance, September 30,
  1996                      14,982,267   $ 59,912 $ 1,438,572 $ (3,687,999) $(2,189,515)
                            ==========  ==========  ==========  ============ ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     Global Telemedia International, Inc.
                               and Subsidiaries
                  Notes to Consolidated Financial Statements
                                (Unaudited)

1. Organization and Nature of Business

Description of Business and Operations

Global TeleMedia International, Inc. (the "Company" or "GTMI") was incorporated in the State of Florida in December 1984. The Company is primarily engaged in the marketing of information and telecommunications services, which include but are not limited to residential and commercial long distance, prepaid calling cards, interactive voice mail and other enhanced voice recognition services. The Company primarily utilizes independent representatives to market its long distance service to residential and small business subscribers, throughout the United States. To provide these services, the Company has primarily utilized network switching and transmissions facilities provided by other companies. However, the Company is in the process of implementing its enhanced services platform called "Workhorse" nationwide with switching facilities in Atlanta, Georgia; Chicago, Illinois; New York, New York; Dallas, Texas; Los Angeles, California; San Francisco, California; Kansas City, Missouri; Denver,
Colorado; and Tampa, Florida. Workhorse will enable the Company to offer many of its information and telecommunication services directly to its customers instead of outsourcing these services. Additionally, Workhorse will enable the Company to introduce many new services.

The Company is currently in the process of obtaining additional state licenses as a certified telecommunications carrier. At present, the Company is authorized as a certified telecommunications carrier in 35 states, is pending approval in 6 states, and is preparing to file for approval in the remaining
states.   Additionally, the Company has obtained its FCC Interstate license and FCC 214 International Tariff. Carrier status allows the Company to deal directly with its underlying carriers and will allow the Company to provide better service to its customers at a lower cost to the Company. In the past the Company was required to process its telecommunications customer provisioning and billing through providers who were unable to provide service in a satisfactory or timely fashion. The Company intends to enter into agreements with various other carriers. These agreements are typically for terms ranging from 90 days to three years and are typically renewable for like terms. Such agreements would provide the Company with access to inter-exchange networks at typically discounted rates which vary with monthly traffic. Such agreements will likely obligate the Company to guarantee certain minimum monthly usage commitments. Payment terms typically range from net 15 days to net 45 days.

Marketing Activities

While the Company has greatly expanded its telecommunications personnel capabilities, its core strength is still its unique marketing skills. The Company's business plan is three pronged. The first is internal growth led by its network marketing channel, Vision 21. The second prong is its direct agency program, which segues into its third prong, wholesale carrier sales. The full deployment of the Company's nationwide switching network will establish the Company as a reliable wholesale carrier as well as a premier enhanced service provider.

The Company's long distance service is sold primarily by independent representatives located throughout the United States under the Company's wholly owned subsidiary, Vision 21. Vision 21 markets the Company's products and services via network marketing. The Company believes this method of distribution to the marketplace is effective in both building and retaining customer loyalty. Customers are acquired by "relationship selling" from the independent agent's "warm market" or immediate center of influence (i.e., friends, relatives, etc.). Further, the Company recognizes that this is an efficient and cost-effective method of acquiring marketshare. The Company relies strongly on this "relationship selling" method to significantly decrease advertising costs, salaries, and related overhead expenses.

Additionally, the Company markets through its direct agency network.
Individuals and companies, either with or without telecommunications experience, sell the Company's personally customized products and services directly to the marketplace. These independent agencies provide the Company with a myriad of conventional and non-conventional marketing niches. The Company gains not only penetration to new markets, but also benefits by orchestrating this large sales force at no direct marketing cost to the Company. Each agency funds his own business and marketing plan, while the Company provides administrative support.

The Company has created sales and marketing literature and merchandise to educate the sales agents about the Company's programs and products. The Company's literature and merchandise also aid the agents in recruiting customers and other agents. The sales agents may purchase the literature and merchandise to aid them in their sales efforts. These literature sales to agents additionally serve as a revenue source for the Company.

Interim Information

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.


The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission.
Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1995, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10-KSB for the year ended December 31, 1995. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods presented.

The periods presented are the three and nine months ended September 30, 1996 and 1995, respectively. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.


2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

For financial reporting purposes, cash and cash equivalents includes cash on hand and highly liquid money market investments.

Property and Equipment

Property and equipment, including items financed through capital leases, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, commencing when the assets are installed or placed in service. The estimated useful lives are ten years for furniture and fixtures, seven years for office equipment, and five years for computer equipment. The cost of installed equipment includes expenditures for installation. Assets recorded under capital leases and leasehold improvements are amortized over the shorter of their useful lives or the term of the related lease.

Inventory

Inventory consists of promotional and training materials used in the Vision 21 marketing program.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS 123 "Accounting for Stock Based Compensation," which the Company elected to adopt as of January 1, 1995. Under SFAS 123, the Company recognizes compensation expense for all stock-based compensation, using a fair value methodology.

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


3. Other Current Assets

Other current assets consist of the following at September 30, 1996:

[S]                                                              [C]
Deposit for purchase of building..............................   $ 240,000
Prepaid consulting ...........................................     	78,500
Other miscellaneous deposits..................................      95,519
                                                                 ----------
									        	                                               $ 414,019
                                                                 ==========
4. Notes Payable

Notes payable consist of the following at September 30, 1996:

[S]                                                              [C]
Current:
10 % note payable, due on demand.............................    $ 273,468
Various floating rate notes, due on demand...................      250,000
8% convertible debentures, due 1997..........................      450,000
                                                                 __________
                                                                 $ 973,468
                                                                 ==========
[S]                                                            [C]
Long-term:
8% convertible debentures, due 1998..........................  $ 5,004,660

From July 30, 1996 through August 28, 1996, the Company sold $6,683,333 of convertible debentures at a discount with an effective interest rate of approximately 14.5%. The convertible debentures are payable in full two years from the date of sale and may be paid in cash or in common stock. Holders of the convertible debentures may convert principal and accrued interest all or in part after 45 days from funding.

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

On October 2, 1996, the Company entered into a six year, $7,500,000 commitment for communication services.

PART I.	 Financial Information
Item 2.		Management's Discussion and Analysis of
		       Financial Condition and Results of Operations

                            FINANCIAL POSITION

The Company's cash and cash equivalents increased $2,532,370 during the nine months ended September 30, 1996. Principal sources of funds consisted of (i) borrowings on notes payable ($6,512,500) and (ii) proceeds from the issuance of common stock ($468,728). The primary uses of funds consisted of (i) operating activities ($4,210,020) and (ii) additions to property and equipment ($157,053).

During the third quarter, the Company continued development of a new marketing collateral and improved various other marketing literature and merchandise for the Vision 21 independent representatives. Based on the Company's positive feedback on these new products, inventories increased throughout the year.

The increase in other assets primarily reflects (i) a $650,000 deposit for switching equipment, (ii) a $240,000 deposit for the Company's office space, which will be applied to the down payment when the Company exercises its option to purchase the building and (iii) capitalization of $529,578 of debt financing costs associated with the issuance convertible debentures.

The increase in notes payable and accrued interest represents the issuance of various demand notes and convertible debentures totaling $5,288,790. During the nine months ended September 30, 1996, the Company received $468,728 from the issuance of common stock. The majority of these proceeds were received from the conversion of various warrants at prices ranging from $.50 to $1.25 per share. These funds have been used for working capital purposes and for improvement of the Company's liquidity position as of September 30, 1996.


                       LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred losses from operations since its inception. These losses and the acquisition of products, property, equipment, patent rights and other companies have been funded almost exclusively through the sale of common stock, warrants, debentures, and limited partnership units (which were sold prior to the Company's initial public offering and later converted into Company common stock).

While its operating and development expenses have exceeded operating revenues since the commencement of its telecommunication business, the Company's Management has taken various steps for long term growth, profitability, and increased shareholder value. Although the implementation of any program has been adversely impacted through September 30, 1996 by the lack of capital resources and liquidity, the Company has elevated itself to carrier status which should increase margins. In addition, on July 31, 1996, the Company signed an agreement to receive additional funding of up to $10,000,000, of which $5,000,000 has been received to date. As a result of this funding, Management believes the Company will have adequate capital resources for implementing its long term strategic plan, which includes implementing a nationwide enhanced services platform, entering into strategic alliances with complimentary companies offering unique technologies, and aggressively pursuing certain acquisitions to improve the Company's long term growth and profitability. However, there can be no assurances that such funding will be completed or that the Company will ever achieve profitable operations.


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

Nine months ended September 30, 1996 and 1995

Operating (loss)

Communication and marketing services and total operating expenses decreased for the nine months ended September 30, 1996 compared to the prior year, resulted primarily due to the foreclosure loss on the Company's previously owned subsidiary. In the prior year, this subsidiary represented substantially all the revenues and expenses of the Company. Subsequent to this foreclosure, the Company has been actively attempting to expand its customer base through promotional activities and new product development.

Communcation and marketing service expenses as a precentage of communication and marketing service revenue were 101.9% compared to 76.6% for the nine months ended September 30, 1996 and 1995, respectively. This increase in expenses as a percentage of revenues is primarily due to the decrease in monthly minute volume and related higher long distance carrier charges. The Company anticipates improvement in these ratios as additional volume is generated through internal growth and customer base acquisitions. In addition, the Company recognized additional costs associated with the development of marketing literature and merchandise for the Vision 21 independent representatives. The Company has elected to expense the design and development costs associated with producing these new products as there can be no assurance that these costs will be recovered from the sale of these items.

General and administrative costs decreased $415,604 for the nine months ended September 30, 1996 compared to the same period in the prior year, as the Company has been effectively monitoring its overhead costs during the development of its new customer base. The Company does not anticipate an incremental increase in general and administrative costs in conjunction with anticipated future revenue growth.

Other income (expenses)

On January 28, 1995 the Company entered into a license agreement with L&M Group, Inc. under which L&M purchased the Company's food and nutritional product inventory. Additionally, L&M paid the Company $275,000 for the exclusive right to distribute and market these products. This one time fee was recorded as other income during the nine months ended September 30, 1995. Royalty income received during the nine months ended September 30, 1996 totaled $20,818.
The Company does not anticipate significant revenue from royalty income in the future.

Interest expense increased for the nine months ended September 30, 1996 compared to 1995 due to increases in notes payable. The Company will continue to explore the most effective utilization of financial leverage as well as alternative means of raising additional capital to enhance long-term growth and maximize shareholder value.

Three months ended September 30, 1996 and 1995

Operating (loss)

Communicaiton and marketing services and toal operating expenses increased for the three months ended September 30, 1996 compared to the prior year primarily from the July, 1995 foreclosure loss of the Company's previsouly owned subsidiary. As a result, the Company significantly curtailed its operations in August, 1995 and dismissed a significant number of its employees.

Other income (loss)

Interest expense increased for the three months ended September 30, 1996 compared to 1995 due to increases in notes payable.

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             (Registrant)


/S/  Roderick A. McClain
______________________________________
Roderick A. McClain, President & CEO

Date:  November 4, 1996


/S/  Herbert S. Perman
________________________________________
Herbert S. Perman, Chief Financial Officer

Date:  November 4, 1996

            (27)  Financial Data Schedule

                     Cash                  2,532,371
                     Securities            0
                     Receivables           204,886
                     Allowances            0
                     Inventories           79,348
                     Current Assets        4,410,201
                     PP&E                  363,683
                     Depreciation          90,125
                     Total Assets          4,683,760
                     Current Liabilities   1,835,885
                     Bonds                 0
                     Common                59,912
                     Preferred Mandatory   0
                     Preferred             0
                     Other SE              (2,249,427)
                     Total Liab and SE     4,683,760
                     Sales                 1,026,103
                     Total Revenues        1,026,103
                     CGS                   1,045,334
                     Total Costs           4,041,064
                     Other expenses        0
                     Loss provision        0
                     Interest expense      105,570
                     Income pretax         (3,053,488)
                     Income tax            0
                     Income continuing     (3,053,488)
                     Discontinued          0
                     Extraordinary         0
                     Changes               0
                     Net Income            (3,053,488)
                     EPS primary           (0.27)
                     EPS diluted           (0.27)