Form 10QSB/A
period 1996-09-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1997-01-07
CIK 789562

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits of other portions of the QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996, as set forth in the pages attached hereto:

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


                 GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             (Registrant)


/S/  Roderick A. McClain
______________________________________
Roderick A. McClain, President & CEO

Date:  January 7, 1997


/S/  Herbert S. Perman
________________________________________
Herbert S. Perman, Chief Financial Officer

Date:  January 7, 1997