Form 10KSB
period 1996-12-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1997-04-15
CIK 789562

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to _____________

                         Commission file number: 0-15818

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
          -------------------------------------------------------------
            (Name of small business issuer specified in its charter)
             FLORIDA                                           64-0708107
---------------------------------                         --------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

            1121 ALDERMAN DRIVE, SUITE 200, ALPHARETTA, GEORGIA 30202
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  770-667-6088
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each exchange
         Title of each class                       on which registered
         --------------------                     ---------------------
                None                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.004 par value per share
              ----------------------------------------------------
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1996 were $ 1,391,759.


The number of shares outstanding of the issuer's common stock as of April 7, 1997, was 18,301,907 shares. The aggregate market value of the common stock (16,726,877 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.515) of the common stock as of April 7, 1997 was $8,614,342.

Transactional Small Business Disclosure Format (Check one): Yes       No   X
                                                                -----    -----

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Company is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, Room 1400, 7 World Trade Center, New York, New York, 10048; and at its Chicago Regional Office, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661-2411, and copies of such materials can be obtained from the Public Reference Section at prescribed rates. The Company intends to furnish its stockholders with annual reports containing audited financial statements and such other periodic reports as the Company may determine to be appropriate or as may be required by law.

     Portions of the following documents filed by the Company with the Commission are incorporated by reference in Parts I-IV of this Report: Current Report on Form 8-K dated June 13, 1996 and Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     BUSINESS OF THE COMPANY

     Global TeleMedia International, Inc. (the "Company"), is engaged in five related business operations, (i) the provision of long-distance telecommunications services, especially Enhanced Services (defined below) to both commercial and individual purchasers (the "Telecommunications Business");
(ii) the network marketing of certain telecommunication products and services, provided by agents and brokers for the Company and by unrelated parties (the "Vision 21 Business"); (iii) the purchase from and resale, to other carriers, of long distance time, especially for international telephone communications (the "Carrier Sales Business"); (iv) the design, production and distribution of collectible trading cards and prepaid telephone calling cards depicting the licensed marks of personalities in NASCAR Winston Cup Racing and other sports related items (the "Collectible Calling Cards Business"); and (v) the marketing of Internet services directly to businesses and individuals (the "Internet Services Business"). Of the five above referenced businesses, only the Telecommunications Business and the Vision 21 Business were conducted during all of the year ended December 31, 1996. Since most of the revenue generated by the Telecommunications Business derives from the independent distributors of the
Vision 21 Business, these may be thought of as a single business.   The
Collectible Calling Cards Business was acquired by the Company as of November 15, 1996, the Carrier Sales Business was started by the Company in early January, 1997, and the Internet Services Business was acquired by the Company as of January 2, 1997.

     HISTORY OF THE COMPANY


     The Company was incorporated as a Florida corporation on December 31, 1984, under the name Phoenix Hi-Tech, Inc. The Company completed its initial public offering of its equity securities on May 23, 1986. On October 22, 1994, the Company changed its name to Global TeleMedia International, Inc.

     In September, 1993, the Company acquired all of the equity securities of Global Wats One, Inc. and TeleFriend, Inc. (collectively, "Global") of which Roderick A. McClain, the Company's Chief Executive Officer and its Chairman of the Board of Directors and Geoffrey F. McClain, a director of the Company, were the principal shareholders. Roderick and Geoffrey McClain are brothers. See "Certain Relationships and Related Transactions."

     In October, 1994, the Company licensed the nutritional division of the Company (its former business) and sold the Company's nutritional marketing company, Marketshare International, a wholly-owned subsidiary to L&M Group, L.C. ("L&M"), an unaffiliated third party. On January 31, 1995, the Company entered into a sales and license agreement with L&M pursuant to which L&M acquired the rights to the Company's nutritional products line for royalties from sales of the nutritional products based on a percentage of gross sales. In 1996 the Company received a total of approximately $115,000 in royalties. Since the culmination of these transactions, the Company has devoted all of its resources to its telecommunications business.

     In June, 1995, the Company entered into an agreement (the "Stock Purchase Agreement"), with an unaffiliated group of investors for the purchase of 10,000,000 shares of the Company's Common Stock. As part of this transaction, the investment group lent the Company $250,000 in an obligation secured by the Company's stock in Global TeleMedia, Inc. a wholly-owned subsidiary of the Company and the entity which held the Company's telecommunication licensing rights. In August, 1995, the Company and an assignee of the $250,000 obligation agreed (the "Foreclosure Agreement") to cancel the obligation, in part, by the Company's transfer to the assignee of: (i) the customer list to all its customers who were serviced on behalf of the Company by various telecommunications carriers, (ii) certain warehouse property and land in Gainesville, Florida, and (iii) all of the outstanding and issued shares of Global TeleMedia, Inc.

     The Company spent the balance of 1995 and all 1996 restructuring and rebuilding the Company's business.

     THE COMPANY'S BUSINESS PLAN FOR A NATIONWIDE TELECOMMUNICATIONS BUSINESS

     The Company aspires to become a full-service, facilities-based telecommunications carrier. The Company's business plan to achieve this goal involves moving through three stages of the telecommunications services business: (i) reseller, (ii) licensed carrier, and (iii) facilities-based carrier. In August, 1995, because of the Foreclosure Agreement, all of the Company's Certificates of Public Convenience and Necessity were transferred, and the Company could no longer provide either intrastate or interstate telecommunications services directly to customers. Instead, the Company had to hire unaffiliated third parties to provide such services and the Company acted solely in a marketing capacity, as a reseller of telecommunications services. A reseller markets services to customers and then lays off the business ("Outsourcing"), for a percentage of the revenue, to a licensed carrier ("Carrier"). Such Carrier then bills the customer for the services provided. Since the execution of the Foreclosure Agreement, the Company has made applications in the 48 continental states and with the federal government in order to become a Carrier, enabling the Company to provide and bill for telecommunications services directly to customers. This licensing process is largely complete, although the Company still has applications pending in seven states. A Carrier, in contrast to a reseller, obtains customers, bills them directly and provides service thereto. However, unless such Carrier owns its own long-distance equipment, it must route its customers' calls through lines and equipment provided by other companies. The cost of such routing is a function of the volume of the calls routed and, especially, the amount of minimum monthly commitment which the Carrier is prepared to reserve from such other companies, for a minimum monthly fee. A facilities-based Carrier ("Facilities-Based Carrier") owns or leases its own telecommunications switching equipment ("switches") and lines and can route its customers' calls through such switches. It can also sell the excess capacity of its switches, if any, to other Carriers. See "Business-Telecommunication Business - Licensing Requirements."

     The Company believes that the development of it own telecommunications network of switches and dedicated transmission lines will reduce its dependence on other Carriers, protect the Company from future network disruption, provide additional services to its subscribers and ultimately reduce expenses associated with the transmission of long distance calls. The Company may incur substantial indebtedness and fixed operating costs in acquiring or leasing the switches and dedicated transmission lines needed to develop a telecommunications network, which is a departure from historical operations. In addition, the U.S. Federal Communications Commission ("FCC") is in the process of repricing the local transport component of the access charges paid to local exchange carriers ("LECs") to complete a long distance call, and such repricing could affect the economies associated with developing a telecommunications network. As a result, while the development of a telecommunications network is an important part of the Company's business plan, there can be no assurance that development of a telecommunications network will be completed or, if completed, will be beneficial to the Company.

     To achieve its goal of becoming a Facilities-Based Carrier, the Company needs to acquire, (i) all of the licenses required to be a full-service telecommunications Carrier, and (ii) the required switches, ancillary equipment and lines. Management of the Company recognizes that due to a change in the regulatory environment, that the increased competition among telecommunications service providers, due to recently enacted federal statutes which have deregulated the telecommunications industry, gives significant advantage to very large, well financed companies. At the same time, however, management also believes that competition based strictly on volume and price may yield lower profit margins and require packaging of a wide variety of sophisticated telecommunications services ("Enhanced Services") with programs offering straight local and long-distance calls. Such services may include voice-activated dialing, more sophisticated paging systems, international callback, enhanced debit cards, e-mail services, and locator and "follow-me" services. Management believes that these Enhanced Services will play an important part in achieving and retaining market share, and the Company has formulated its plan accordingly. See "Business - Government Regulation" and "Business - Competition."

     In carrying out its business plan, the Company has purchased three switches from IEX Corporation ("IEX"), two of which have been delivered, although only one is operating (the other is in the testing stage) and the Company has entered into sharing, or "joint venture" agreements with US One Communications Corp. ("US One") to use that company's switches. The US One arrangement offers the advantage of providing the Company access to switches without the need for significant capital expenditure on equipment. US One maintains a number of switches in the United States, and the Company may seek to share other switches as appropriate. No assurance can be given that the Company will be able to bear even the cost of expansion into other US One switches.

     Switches manufactured and installed by IEX (the "IEX Switches") are anticipated to provide the Company with the critical competitive edge that management believes will yield a share of the telecommunications market, the ability to handle, within the switch itself, a wide variety of sophisticated additional services. No assurance can be given that such services will prove to be the important competitive feature envisioned by management. Even if they do, no assurance can be given that the Company will ever earn revenue from the provision of such services.

     Fulfillment of the Company's business requires two other critical assets, management by a group of personnel highly skilled in the telecommunications business and availability of substantial financing. Management believes that it has assembled a skilled team of personnel capable of turning the Company into a major participant in the telecommunications industry, although no assurance can be given to that effect. Further, the Company needs to obtain a significant portion of the financing which it believes will be essential to carry out its business plan. No assurance can be given that the Company will be able to procure such financing at terms acceptable to the Company or at all. See "Business - Management Team" and "Management's Discussion and Analysis or Plan of Operation."

     TELECOMMUNICATIONS BUSINESS

      The Company is engaged in the provision of information and telecommunications services, which include, but are not limited to, residential and commercial long distance, prepaid calling cards, interactive voice mail and other enhanced voice recognition services. There are many established companies providing telecommunications services, including AT&T, MCI, Sprint and WorldCom (the "Major Competitors"). The Company endeavors to compete in the market by offering a greater variety of services at lower prices. See "Business - Competition."

     During first three quarters of 1996, the Company offered long distance telecommunications services to individuals and small business subscribers. The Company marketed its services through direct sales to independent agents acting for groups of customers and through the Company's network marketing arm, Vision
21. Because the Company had not acquired the necessary federal and state licenses, it could not sell such services directly to its customers. During the first three quarters of 1996, the Company provided such services to its customers, largely by means of its arrangements with unrelated Carriers. Such arrangements required the Company to Outsource the provision of telecommunication service, customer service, billing and collection. Essentially, the Company acted as a marketer and reseller of services provided by others. As of March 31, 1997, the Company is entitled to operate as a Carrier for both interstate and international traffic and is approved to operate interstate traffic in forty-one states. Applications are pending in the remaining seven states where appropriate, and the Company hopes to have approval by the end of 1997, although no assurance can be given to that effect.

     Although any Carrier may provide services directly to customers, Facilities-Based Carriers can offer such services utilizing their own switching equipment and dedicated transmission lines. Such services enable such Carriers to offer service at a more competitive price than otherwise, although the acquisition or lease of such facilities involves either a significant capital expenditure or the commitment to lease large blocs of capacity on the switches of another company.

     The cost to the end-user of providing telecommunications services is a function of: (i) the quantity of long-distance services used by the end-user at any given time; (ii) the number of switches through which a telephone call may be routed; (iii) the amount and type of additional services provided to the end-user by its principal provider; and (iv) the market competition for such end-user's business.


     The Company's pricing structure is regularly reviewed so that subscribers of the Company's long distance service generally pay less than they would for major competitors' long distance service. In addition, the Company currently provides value-added services to its subscribers, such as calling cards and international telecommunications service. Management of the Company believes that the achievement of Carrier status and the acquisition of its own switches will enable the Company to offer services at lower prices than those of many of its competitors although no assurance can be given to that effect. See "Business - Telecommunications Business - Licensing Requirements."

     COMPANY'S PRODUCTS AND SERVICES

     The Company offers a variety of long distance and value-added services and products to its long distance subscribers, which currently include residential service, 1-plus service consisting of local, intrastate, interstate and international service, commercial service, 800 service, customized voice mail, prepaid calling cards and cellular service and a variety of wireless products. All of these services are offered by means of the Company's premium enhanced service platform, Workhorse (defined below). In addition, management believes that the Company's proprietary software, coupled with its premium enhanced service network, will enable the Company to offer its subscribers "single bill convenience" for its bundling of telecommunications services, although no assurance can be given to that effect.

     The Company currently offers a residential flat rate service which the Company believes competes favorably against flat rate programs offered by other major long distance service providers. The Company also offers an 800 service product to its residential subscribers which allows subscribers to call home on an 800 number or provide a toll-free number for family members to call home.

     The Company's commercial services include 1-plus and toll-free 800 services designed for businesses of all sizes. The commercial service may also include volume discounts and separate billing information for the different telephones within the same business.

     The Company's tariffed rates, coupled with its discounts and six-second (after the initial thirty seconds) incremental billing for many of its products, result in the Company's long distance subscribers generally paying less than they would for competitors' long distance service, although no assurance can be given that such price advantage can be maintained by the Company. To achieve and maintain a significant share of the long-distance communication market, the Company must constantly expand and refine its capacity for delivery of telecommunications service. Such capacity may, for a particular package marketed to a particular type of customer, consist of resale of long-distance time purchased in a bloc, provision of certain Enhanced Services directly by the Company and provision of other Enhanced Services acquired from third parties.
If the actual or potential volume of long-distance service so justifies, the Company may make certain capital investments to acquire or lease additional long-distance equipment in particular locations. Such an acquisition involves a significant capital cost, which may not be recovered unless the Company is able to utilize the capacity thereof in a timely manner. The Company's operating expenses are greater than operating revenues, and this negative cash flow must be financed. No assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company, or on any terms. The Company's inability to obtain such financing could result in the contraction of the Company's share of the telecommunication market or an inability to continue in business at all. See "Business - IEX Agreement-Workhorse" and "Business - Vision 21 Business" and "Management's Discussion and Analysis or Plan of Operation."

     To provide these services, the Company has primarily utilized network switching and transmission facilities provided by other companies. The Company is in the process of implementing, on a nationwide basis, its Workhorse Enhanced Services Platforms ("Workhorse"). Workhorse platforms are initially planned for three cities. Management believes that Workhorse will enable the Company to offer many of its information and telecommunication services directly to its customers instead of Outsourcing these services, although no assurance can be given to this effect. The Company operates its own switch located at 55 Marietta Street, Atlanta, Georgia (the "Atlanta Switch"). In addition, the Company has taken delivery of a switch located at 60 Hudson Street in New York, New York (the "First New York Switch"), which is the telecommunications switching hub of the United States. Both the First New York Switch and the Atlanta Switch were acquired pursuant to the IEX Agreement (defined below) and are intended not only to perform all of the usual functions to route telecommunications traffic, but also to provide a number of Enhanced Services (defined below) to the Company's customers. Finally, pursuant to its agreement with US One, the Company shares the use of a second switch at 60 Hudson Street in New York, New York (the "Second New York Switch"). See "Business - IEX Agreement - Workhorse."

     The Atlanta Switch does not yet work to transmit Company's planned Enhanced Services. Both the Company and the designer of the IEX Switches have been working to correct the problems and believe that the IEX Switches will be operational by May 15, 1997, although no assurance can be given to that effect. The First New York Switch is to serve as a test station to correct the problems with the IEX Switches. The Company hopes to have both the First New York Switch and the Atlanta Switch fully operational as to the Enhanced Services by May 15, 1997, although no assurance can be given that such testing procedure will succeed. The IEX Agreement provides for the installation of a total of three switches with Enhanced Services. When and if the First New York Switch and the Atlanta Switch are tested and operational to the satisfaction of the Company, the Company intends to have the third IEX Switch installed, probably at a site in Los Angeles, California. See "Business - Relationship with Carriers - IEX Agreement - Workhorse."

     If the Company is unable to have such Enhanced Services facility operational on the IEX Switches, then it intends to obtain such facility from outside sources. It is probable that such Outsourcing will increase the cost to the Company of providing such services to its customers.

     The Company primarily utilizes independent representatives, (through its Vision 21 Business) to market its long distance service to residential and small business subscribers throughout the United States. Essentially, the Company offers to subscribers the option of using the Company's long distance service instead of that of its principal competitors.

     THE COMPANY'S MANAGEMENT TEAM

     The most important element of the Company's plan to expand its Telecommunications Business is its complement of skilled personnel. In addition to the Company's executive officers, as of March 31, 1997, the Company has identified and hired a group of skilled telecommunications business professionals. See "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." These business professional includes:

     BOB BLAIR, VICE PRESIDENT, BUSINESS DEVELOPMENT. Mr. Blair is responsible for operations, sales, planning, product development, contract and mergers and acquisitions for the Company. Mr. Blair brings 15 years of experience in management, sales, marketing, product development and negotiating with other Carriers within the telecommunications industry. Most recently, Mr. Blair was with Premiere Communications as a senior director and was responsible for Premiere's Worldlik division. Prior to Premiere, Mr. Blair was with

WilTel for their first seven years of operations, successfully negotiating carrier agreements and helping WilTel increase their revenues prior to their acquisition by LDDS, the nation's fourth-largest long-distance company.

     GLYNN GOSSETT, VICE PRESIDENT, CARRIER SALES. Mr. Gossett is responsible for direct sales to all domestic and international telecommunications Carriers. He has over ten years of experience in telecommunications and sales management that includes both computer telephony integration sales, and long distance network sales. Prior to joining the Company, Mr. Gossett was Southwest Region Manager for Harris Digital Telephone Systems and Vice President of Sales for International Telemanagement Group/Greenstar Telecom.

     DAVID PAOLO. Mr Paolo is the president of the Company's affiliate which owns the Internet Services Business. Mr. Paolo is responsible for the management and growth of the Internet Services Business. Prior to joining the Company, Mr. Paolo operated that same business and acquired a significant market share of the Internet services market with universities, hospitals and governmental agencies in Rhode Island, Massachusetts and Florida through the use of high-speed access lines. Mr. Paolo is the Chairman of the Nynex Advisory Board.

     MICHAEL PATEY, VICE PRESIDENT OF MARKETING.   Mr. Patey is responsible for
the Company's advertising, marketing communications and special events. Mr. Patey has over 20 years of experience in marketing and advertising, and his work has won numerous awards from the Advertising Federation of America. Prior to joining the Company, Mr. Patey was the marketing Vice President for Passport International, a national catalog company.

     ROB PURKS, CHIEF INFORMATION OFFICER. Mr. Purks is responsible for all internal Management Information Systems of the Company. Prior to joining the Company, Mr. Purks served as President of Discount Long Distance ("DLD"), a regional long distance Carrier from 1990 through September 1994. Prior to working with DLD, Mr. Purks was Manager of Information Systems for the Institutional Jobbers Company headquartered in Knoxville, Tennessee.

     TAMMY RICH, SENIOR DIRECTOR OF OPERATIONS. Ms. Rich is responsible for the management of customer service, Distributor support, executive administration support and sales support. Prior to joining the Company, Ms. Rich was Vice President of Voyager Networks, Inc., a facilities based Carrier in New York, where she was responsible for carrier/vendor relations, cost management, financial reporting and management of customer service, provisioning, billing, technical operations and sales support.

     RAY TANNER, DIRECTOR OF PLANNING. Mr. Tanner manages specific project needs of the Company, including its switch network and local service specifications. Mr. Tanner had extensive operational and management experience in the telecommunications industry with InComm, a prepaid calling card company, as Vice President responsible for all day to day operations, and with Winstar Gateway Network, a subsidiary of Winstar Communications, as National Sales Manager overseeing residential and major account sales.

     ARTHUR WEST. Mr. West is the president of the Company's affiliate which owns the Collectible Calling Cards Business. Mr. West is responsible for the management and growth of the Collectible Calling Cards Business. Prior to joining the Company, Mr. West founded that business in 1991 and was a pioneer in the development of licensed prepaid phone cards and built the business to become a full-service reseller of long distance telephone time by means of prepaid cards. Mr. West then produced and distributed collectible cards of leading NASCAR and NHRA drivers to the point where the business had licensing arrangements with over 300 racing personalities.

     RELATIONSHIPS WITH CARRIERS.

     On June 28, 1996, while the Company was still a reseller of telecommunications services, the Company entered into a non-exclusive agreement (the "ProCom Agreement") with Professional Communications Management Services, Inc. ("ProCom"), pursuant to which ProCom agreed to provide non-exclusive telecommunication services to the Company for a term of at least 24 months, which term is renewable by the parties on a month-to-month basis. While the agreement is in effect, the Company is obligated to pay certain minimum monthly amounts for such services. No assurance can be given that the Company will be able to generate enough telecommunication business to permit it to make a profit on the services provided by ProCom.

     On October 1, 1996, at the point when the Company had become certified as a Carrier in a number of jurisdictions, the Company entered into a 45-month agreement with WilTel Communications, Inc. ("WilTel") pursuant to which WilTel has agreed to provide the Company with certain telecommunications services. WilTel is able to supply the Company with unlimited capacity to transmit calls both domestically and overseas. WilTel is one of the major long distance Carriers in the United States and is currently the principal provider to the Company of long distance service.

      WilTel also provides, among other things, transmission services for customers' calls which the customer initiates by transmitting calls through the Company's switches. WilTel also provides special 800 access lines, dedicated lines for high volumes of traffic and other services, which are designed to permit the Company to package its services competitively in the market. The Company's minimum monthly commitment to WilTel of $250,000 starts at the end of June, 1997.

     In certain areas, the Company has made separate arrangements for the transmission and termination of long distance calls, but even in these cases, the Company's agreement with WilTel provides it with critical capacity to cover those circumstances where the customers of the Company wish to process communications above the minimum amounts that the Company has agreed to in such separate arrangements.

     On October 2, 1996, the Company entered into an agreement with US One pursuant to which US One will provide the Company with switching and switch partition services for a period of six years. In return the Company will be entitled to communications processing services of approximately 18,000,000 minutes per month. After the first year of the agreement, the Company is obligated to pay certain minimum monthly amounts. No assurance can be given that the Company will be able to generate enough telecommunications business, and revenue therefrom, to cover such minimum monthly payment, or to earn a profit thereon. The Company intends to enter into further such co-tenancy agreements with US One in various locations in the United States for the purpose of enabling the Company to provide Enhanced Services.

     IEX AGREEMENT-WORKHORSE. On July 15, 1996, the Company entered into an agreement (the "IEX Agreement") to acquire the IEX Switches for the Company's initial three phased nationwide implementation of the Company's Workhorse platform. As of March 31, 1997, two of the IEX Switches have been used successfully by the Company, but only to deliver services on its prepaid debit calling cards and for switching calls made by subscribers, not for providing Enhanced Services. If IEX is unable to provide an operating Workhorse by May 15, 1997, the Company may consider acquiring similar equipment and software from alternative sources. The cost charged by such alternate sources may be greater than that charged by IEX. Also, no assurance can be given that equipment from such alternative sources will perform to the Company's satisfaction. Even if the Company is able to obtain a fully operational Enhanced Services Platform, no assurance can be given that it will be able to generate any revenue therefrom.

     The IEX Agreement provides for IEX to supply the Company with hardware, software and installation and training services for platforms for a total consideration of $2.6 million, of which $650,000 has been paid. The remainder of the purchase price is due in stages, based on delivery of equipment, customized according to the Company's specifications, and successful testing thereof and the Company is relying on obtaining a source of outside financing to make such payment. No assurance can be given that the Company will be able to obtain such financing on terms acceptable to the Company or at all.

     The Company began marketing the Enhanced Services through its network of independent Distributors (defined below), brokers and other agents as well as through direct sales, on a wholesale basis, from the Company's own sales force. Based on the expected delivery of an operating IEX Switch in 1996, the Company encouraged its Distributors to market its anticipated Enhanced Services immediately. The inability of the Company to deliver such Enhanced Services through Workhorse during the last quarter of 1996 and the first quarter of 1997 meant that the Company failed to fulfill such commitments and accordingly has not generated anticipated revenue. See "Business - Vision 21 Business."

     VISION 21 BUSINESS

     The Vision 21 Business is both a stand-alone business and the principal method of marketing of the Company's telecommunications products. The Vision 21 Business consists of a network of independent distributors ("Distributors") who market telecommunications services and products of the Company and of third parties. These Distributors are independent contractors who are not employees of the Company. Management of the Company believes that this "network marketing" of the Company's products, especially its Enhanced Services, will provide a solid and growing customer base for the Company. However, no assurance to this effect can be given. This network marketing system has been selected by the Company because the Company believes it reduces marketing costs, subscriber acquisition costs and subscriber attrition and that subscribers will be more likely to remain with the Company because they have been enrolled with the Company by someone with whom they have an ongoing relationship. Management of the Company believes that its network marketing system will continue to build a base of potential subscribers for additional services and products, although no assurance can be given to that effect. The Company does not require a person to be a Distributor in order to be a subscriber.

     The Company compensates all of its Distributors directly, and commissions and bonuses paid thereto are computed on the basis of the long distance usage of customers acquired by such Distributors. Further, Distributors receive commissions on the long distance usage of customers that are signed up by Distributors introduced to the program by particular Distributors. Distributors receive commissions on sales volume of the Company's Enhanced Services. While the Company does not pay a commission to Distributors for introducing new Distributors to the Company, Distributors do receive subscriber acquisition commissions and long distance usage commissions for subscribers signed up by certain other Distributors they have recruited directly themselves or indirectly. Certain performance criteria must be maintained in order to qualify to receive all such commissions. An important element of the Vision 21 network marketing program is the requirement of a minimum purchase of $75 by each Distributor (or his downline) each month in order to remain qualified to earn
commissions.   See "Business - Collectible Calling Cards Business."

     The Company encourages Distributors to enroll subscribers with whom the Distributors have an ongoing relationship such as family members, friends, business associates, neighbors or other acquaintances. The Company also encourages, but does not require, the Distributors to use the Company's products and services and to communicate the results of their use of such products and services to their subscribers. The sales efforts of Distributors are supported through various means, including Company-sponsored training sessions held periodically throughout the year. Management believes that the Vision 21 Business, as currently operated, will provide the Company with a marketing tool and a distribution network in its efforts to compete in the telecommunications industry against larger and better-financed companies, although no assurance can be given to that effect. See "Business - Government Regulation - Network Marketing."

     After a period of test marketing in 1995 and 1996, the Company, based on the marketplace's response, believed that it had successfully refined the business, especially the compensation plan, for nationwide
launching.   As of March 31, 1997, there are approximately 3,000 Distributors in the Vision 21 Business. During the first quarter of 1997, the Company's Distributors have generated revenue each month to the Company. Revenue for the first quarter of 1997 totaled approximately $1 Million. No assurance can be given that the growth in the number of Distributors or revenues will continue at this rate or at all. No assurance can be given that the Vision 21 Business will prove successful or, that if it does prove successful, that such success will result in the generation of significant revenue for the Company.

     The Company seeks to limit the statements that Distributors make about the Company's business by requiring Distributors giving presentations to potential subscribers or new Distributors to do so in accordance with material approved by
the Company.   Each Distributor also receives policies and procedures that must be followed in order to maintain Distributor status in the organization. Distributors are expressly forbidden from making any representation as to the possible earnings of any Distributor from the Company, other than a statement prepared by the Company indicating the range of actual earnings by all Distributors. Distributors are also prohibited from creating any marketing literature that has not been pre-approved by the Company. The Company regularly enforces these policies and procedures by either suspending or terminating violators. However, because the Distributors are classified as independent contractors, the Company is unable to provide them with the same level of direction and oversight as Company employees. While the Company has these policies and procedures in place governing the conduct of the Distributors, it is difficult to enforce such policies and procedures for the Distributors. Violations of these policies and procedures may reflect negatively on the Company, which may occur in the future and which could have a material adverse effect on the Company's results of operations.

     The Company provides training to all Distributors that have purchased the optional Distribution Kit. The training includes a detailed explanation of the Company's products, the Distributor compensation plan and the use of the various
marketing tools available to the Distributor.   All payments for training fees
also carry a mandatory number of customers which must be reached by the Distributor. The Company also offers for sale through its catalogs a wide variety of marketing tools, audio and videotapes, visual aids, desk accessories and clothing and novelty items designed to assist Distributors in their marketing efforts and to promote name recognition of the Company. The Company regularly updates its marketing material to reflect the Company's available services and products and timely information about the Company.

     CARRIER SALES BUSINESS

     The Carrier Sales Business, which was started in January, 1997, consists of the purchase of long-distance services from unrelated Carriers and the resale of such services to third-party "interexchange" Carriers. The Company's business plan involves the purchase of large amounts of long-distance services at favorable rates. This business is intended to (i) provide the Company with large amounts of long-distance services which the Company can resell through its own switches to its own customer base, and (ii) enable the Company to resell some or all of such services, in wholesale transactions, to other Carriers, also through the Company's own switches. In order to make a profit on the Carrier Sales Business, however, the Company will have to secure the availability of large amounts of long distance capacity, at a favorable price, from larger Carriers then the Company. Such arrangements will require the Company to provide such Carriers with a cash deposit, letter of credit, or other form of security to assure the payment for such long-distance service since such Carriers will not provide such services on the basis of unsecured credit arrangements of companies without strong financial resources. Thus, the Company is completely at risk for the resale of such long-distance service at a price greater than the long-distance service is purchased for. The Company does not have the financial resources to obtain such commitments, nor does the Company anticipate being able to generate such financial resources as a result of its cash flow from operations. The Company is seeking sources of financing so that the Company may implement this part of its business plan. No assurance can be given that the Company will obtain the sought after financing or will ever be able to bring its Carrier Sales Business to a profitable operational level.

     Anticipated sales in the Carrier Sales Business are made by salespeople hired and trained by the Company who receive base salaries and commissions based upon actual sales volumes. With the implementation of the Company's nationwide Enhanced Services network, the Company believes it will be able to attract, as customers, a number of second and third tier Carriers for these services. In addition, the Company believes there exists an opportunity to provide international traffic for certain foreign countries through existing and future business relationships. No assurance can be given, however, that the Company will ever make a profit on the Carrier Sales Business. See "Business-Telecommunications Business."

     COLLECTIBLE CALLING CARDS BUSINESS

     As of November 15, 1996, the Company acquired substantially all of the assets of the business of Finish Line Collectibles, Inc. and two related corporations ("Finish Line"), pursuant to the terms of an asset purchase agreement (the "Finish Line Agreement"). The consideration was the assumption
of liabilities related to the business equal to $694,000.   In addition, the
Company agreed to pay Arthur West ("West"), the former owner of Finish Line, a contingent sum equal to twenty percent (20%) of the value of the Collectible Calling Cards Business after three years from the acquisition date. At the Company's sole option, up to fifty percent (50%) of this contingent sum may be paid in the form of shares of Common Stock of the Company which have certain
registration rights.   Further, West entered into a three-year employment
agreement at an annual base salary of $78,000, plus other benefits. The Company has also agreed to pay a bonus to West equal to 1.5% of the gross sales of the Collectible Calling Cards Business during each quarterly period of his employment agreement. However, the annual bonus pay may not exceed $42,000, $54,000 or $67,000 during the first, second and third years, respectively, of the term of the employment agreement.

     The Collectible Calling Card Business markets collectibles related to various sports personalities; designs, produces and distributes collectible trading cards and prepaid calling cards depicting the licensed marks of personalities in NASCAR Winston Cup Racing, and operates a membership club for racing fans. Finish Line obtained the licenses from the sanctioning bodies of motor racing, key sponsors and other leading sports personalities.

     The production of revenue from the Collectible Calling Card Business rests upon the belief by the calling card collector that the real value of the cards is not the built-in number of calling minutes, but rather the picture and information on the card of the race driver. Cards are typically sold in small packages, much like baseball cards. Each card has a PIN number, but, from the point of view of the collector, the card is more valuable if the tab over the PIN number is not removed. There is a perception on the part of the calling card collector that these cards appreciate in value and are treated as collectors items.

     Before November 15, 1996, Finish Line sold its calling cards through unrelated agents and mail order (advertising in racing magazines). For those Distributors who are just starting out or those who are only marginally active, the purchase of prepaid calling cards is perceived by the Company and such Distributors as a convenient method of meeting this requirement and remaining an "active" Distributor.

     The Company anticipates that Finish Line cards will feature the Enhanced Services available through the Company's Workhorse platforms. In addition, the Finish Line product line will offer an added collectible feature to the Enhanced Services Program of Vision 21. However, no assurance can be given that this acquisition will generate any profits to the Company.

     INTERNET SERVICES BUSINESS

     As of January 2, 1997, the Company acquired substantially all of the assets and assumed certain liabilities related to the Internet service provider business of Log On America, Inc. ("LOA"). The consideration for the acquisition was assumption of liabilities of approximately $241,000. Further, David Paolo ("Paolo"), entered into a three-year employment agreement at an annual base salary of $75,000, plus other benefits. In addition to the consideration as provided above, the Company agreed to pay Paolo a contingent sum equal to either fifteen percent (15%) or twenty percent (20%) (such percentage being based on the gross profit of the Internet Services Business for the year ended December 31, 1997) of the value of the Internet Services Business after three years from the acquisition date. At the Company's sole option, up to fifty percent (50%) of the contingent sum may be paid in the form of shares of common stock of the Company which have certain registration rights.

     LOA provides a variety of Internet-related services to large business organizations, including leased lines, web page hosting, web page design, Internet set-up and sales of DEC Alpha web servers, primarily to customers in the State of Rhode Island. LOA has developed a base of corporate and institutional customers for its Internet services, and has built the necessary network infrastructure for an Internet service network. However, very few Internet service providers have been able to make a profit, and there can be no assurance that the Internet Services Business will ever generate profits for the Company.

     The Company's revenues from its Internet related business are intended to be derived from providing Internet services to business and individual subscribers. The Company may choose to adopt strategies designed to continue growth in its subscriber base, such as aggressive promotional programs and the implementation of new pricing programs to accomplish this objective. Such strategies may result in an increase in costs and a decrease in margins as a percentage of revenue. In addition, in order to continue to realize subscriber growth, the Company must replace terminating subscribers and attract additional subscribers. However, the sales and marketing expenses and subscriber acquisition costs associated with attracting new subscribers are substantial. The Company does not have sufficient resources to finance such costs, and there can be no assurance that the Company will be able to obtain such financing. The Company's ability to improve operating margins in its Internet related business will depend in part on its ability to retain its subscribers, and there can be no assurances that any such investments in its telecommunications infrastructure, customer support capabilities, new services offerings and software releases will ensure subscriber retention, or if it does, that it will result in revenue to the Company.

     Acceleration in the growth of the Company's subscriber base or changes in usage patterns among subscribers may also increase costs as a percentage of revenues, the Company's need to hire additional personnel, and the Company's expenses related to product development, marketing, network infrastructure and customer support. An increase in peak time usage or an overall increase in usage by subscribers could adversely affect the Company's ability to consistently meet the demands for its services. As a result, the Company may need to hire additional personnel and increase expenses related to network infrastructure capacity with minimal corresponding increases in revenue on a per subscriber basis. No assurance can be given that the Company will have sufficient resources with which to meet such increased demand.

     Sales to institutions (such as hospitals and universities), businesses and individuals represents a majority of the Company's revenues from the Internet Services Business. Revenues are comprised primarily of recurring dial-up and leased line revenues. The Company's dial-up accounts are either billed directly, or billed monthly pursuant to a pre-authorized credit card account. The Company currently provides unlimited usage of the Company's service for most accounts.

     The Company also receives revenues from non-dial-up services, primarily related to business and institutional customers. These revenues include dedicated connections, virtual web server hosting and domain name services. Revenues from dedicated connections include recurring revenue, usage charges, web site storage charges and equipment sales. The Company charges set-up fees on most of these services.

     COMPETITION

     The Company's telecommunications business is highly competitive. The principal competitive factors affecting the Company's market share are pricing, customer service, diversity of products, services and features. The Company's ability to compete effectively will depend on its ability to maintain high quality, market-driven services at prices generally equal to or below those charged by its competitors.

     Most of the Company's competitors are substantially larger and have substantially greater financial and technical resources. As the Company grows, it expects to face increased competition, particularly from the Major Competitors. The Company also competes with regional IXCs and resellers for inter-LATA long distance services and with local exchange Carriers for inter-LATA and intra-LATA long distance services. The Company's pricing strategy is to keep its rates generally below those of the Major Competitors. Competition within the industry is expected to increase as a result of LECs being permitted to provide long distance service as a result of the passage of the 1996 Act. See "Government Regulation-Telecommunications Business."

     Legislative, judicial and technological factors have helped to create the foundation for smaller long distance providers to emerge as viable competitive alternatives to the Major Competitors for long distance telecommunication services. The FCC has required that all IXCs allow the resale of their services, and the AT&T Decree substantially eliminated different access arrangements as distinguishing features among long distance Carriers. In recent years, national and regional network providers have substantially upgraded the quality and capacity of their domestic long distance networks, resulting in significant excess transmission capacity for voice and data communications. Due to anticipated advances in telecommunications transmission technology, the Company expects the resale of excess transmission capacity to continue to be an important factor in long distance telecommunications.

     EMPLOYEES

     As of March 31, 1997, the Company had 43 full time employees, including seven executive personnel (of which one is allocated to the Collectible Calling Cards Business and two are allocated to the Internet Services Business). See "Business - Management Team" and "Management's Discussion and Analysis or Plan of Operation."

     The Company intends to hire additional personnel as the development of the Company's business makes such action appropriate. The loss of the services of key personnel could have a material adverse effect on the Company's business. Since there is intense competition for qualified personnel knowledgeable of the Company's industry, no assurance can be given that the Company will be successful in retaining and recruiting needed key personnel. The Company does not have key-man life insurance for any of its employees.

     The Company's employees are not represented by a labor union and are not covered by a collective bargaining agreement. The Company believes that its employee relations are good.

     GOVERNMENT REGULATION

     The Company provides telecommunications services subject to the rules and regulation of both state and federal regulatory agencies. Interstate telecommunications services are governed by the rules and regulations of the FCC, while intrastate telecommunications services (or services provided within a state's geographic boundaries) are governed by the particular state regulatory authorities having jurisdiction within that state.

     During the last quarter of 1995 and the first three quarters of 1996, the Company applied for and received authority to act as a Carrier for domestic and international telecommunications. The Company's interstate tariff permits it to provide and bill for telecommunications services between the states. The

Company's FCC International 214 authority enables the Company to provide telecommunications services from the United States to termination points outside the country.

     INDUSTRY OVERVIEW

     Since the break-up of AT&T in 1984, the domestic long distance market has roughly doubled to on estimated $67 billion in annual revenues in 1994 and AT&T's share has declined to approximately 56% of the market. The other Major Competitors increased their market shares. The Major Competitors constitute what generally is regarded as the first tier in the U.S. long distance market. The remainder of the market share is held by several large regional long distance companies.

     The present long distance telecommunications marketplace was principally shaped by the 1984 divestiture by AT&T of its BOCs (defined below). As part of the AT&T Divestiture Decree (the "AT&T Decree"), the United States was divided into geographic areas known as Local Access Transport Areas ("LATAs"). The local exchange carriers ("LECs"), which include the Bell Operating Companies ("BOCs") and independent LECs, provide local telephone service, local access services and short-haul toll service. Interexchange carriers ("IXCs"), including the Company, and certain independent local exchange carriers provide long distance service between LATAs (inter-LATA traffic) and within LATAs. The current structure of the industry is subject to change as the impact of recently enacted legislation is realized.

     The long distance market has also been affected by a separate court decree (the "GTE Decree") entered in 1984 that required the local exchange operations of the GTE Operating Companies ("GTOCs") to be structurally separated from the competitive operations of GTE, their parent company. The GTE Decree also prohibited the GTOCs from providing inter-LATA services.


     In November, 1995, the FCC terminated AT&T's status as a "dominant" Carrier for the following domestic services; residential, operator, 800, directory assistance and analog private line services. Like other non-dominant Carriers such as the Company, AT&T is now allowed to file tariffs for all of its domestic services on one day's notice, and such tariffs are presumed lawful. The FCC deferred taking action on AT&T's status in the international market, although there can be no assurance that the FCC will not similarly terminate AT&T's status as a dominant Carrier in the international market in the future. The FCC has recently proposed to regulate 22 BOCs providing out-of-region interstate long distance services as "non-dominant" Carriers as long as such long distance services are provided by an affiliate of the BOC and certain structural separation requirements are met, which may make it easier for the BOCs to compete directly with the Company for long distance subscribers.

     THE 1996 TELECOMMUNICATIONS ACT

     The 1996 Telecommunications Act (the "1996 Act") includes certain prohibitions on the Major Competitors and any other long distance Carrier serving more that five percent of the nations's presubscribed access lines from jointly marketing their long distance services with resold local phone services acquired from the Regional Bell Operating Companies ("RBOC") for a specified period ending on the earlier of BOC receipt of in-region long distance authority or February 8, 1999. Because the Company does not meet such threshold, such prohibition does not currently apply to the Company. Consequently, during the time period that the prohibition is in effect in a particular state, the Company, upon receipt of all necessary regulatory approvals to provide local resale services, will be able to resell the local phone service products of the RBOCs and jointly market those products with its long distance service.
However, if during that time period a company were to build a facilities-based network that could compete with the BOCs in providing local residential phone service, the Major Competitors and any long distance Carrier serving more than five percent of the nations's presubscribed access lines could jointly market that company's local phone service with their long distance service. According to a 1995 FCC report, the U.S. local basic phone service market was estimated by the FCC to be in excess of $40 billion in 1994, and the domestic intra-LATA long distance market was estimated by the FCC to be in excess of $11 billion in 1994, although no assurance can be given to that effect.

     As required by the 1996 Act, in August 1996, the FCC adopted new rules implementing certain provisions of the 1996 Act (the "Interconnection Orders"). These rules are designed to implement the pro-competitive, deregulatory national policy framework of the new statute by removing or minimizing the regulatory, economic and operational impediments to competition for facilities-based and resold local services, including switched local exchange service. Although setting uniform national rules, the Interconnection Orders also rely on states to apply these rules in implementing a pro-competitive regime in their local telephone markets. The Interconnection Orders are primarily important to the Company at this time insofar as they affect the cost to the Company of providing resold local services. Consistent with the 1996 Act, the Interconnection Orders require incumbent LECs to offer their telecommunications services at retail prices minus avoided costs. The Interconnection Orders also require, among other things, that intra-LATA presubscription (pursuant to which LECs must allow customers to choose different Carriers for intra-LATA toll service without having to dial extra digits) be implemented no later than February 1999. Petitions seeking reconsideration of one or more aspects of the Interconnection Orders have been filed with the FCC and are pending. Also, the Interconnection Orders have been appealed to various U.S. Court of Appeals. These appeals have been consolidated into proceedings currently pending before the U.S. Eighth Circuit Court of Appeals. Certain of the rules adopted in the Interconnection Orders, including rules that concern the pricing of local services such as resold local service, have been stayed by the Court. The Company believes the trend toward increased competition and deregulation of the telecommunications industry will be accelerated by the 1996 Act and subsequent developments.

     The 1996 Act also addresses a wide range of other telecommunications issues that may affect the Company's operations, including a sunset provision pertaining to when safeguards designed to prevent BOCs from capitalizing on their local exchange monopolies will cease to apply; provisions pertaining to regulatory forbearance by the FCC; the imposition of additional liability for the unauthorized switching of subscribers' long distance Carriers; the creation of new opportunities for competitive local service providers; provisions pertaining to interconnection; provisions pertaining to universal service and access charge reform; and requirements pertaining to the treatment and confidentiality of subscriber network information. The legislation requires the FCC to conduct a large number of proceedings to adopt rules and regulations to implement the new statutory provisions and requirements. It is unknown at this time precisely the nature and extent of the impact that the legislation and regulatory developments will have on the Company.

     The 1996 Act opens the local phone services market to competition by requiring LECs to permit interconnection to their networks and establishing, among other things, LEC obligations with respect to unbundled access, resale, number portability, dialing parity, access to rights-of-way and mutual compensation. The legislation also codifies the LECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. In addition, the legislation contains special provisions that eliminate the AT&T Decree and the GTE Decree, thereby eliminating certain restrictions on the BOCs and GTOCs from providing long distance services and engaging in telecommunications equipment manufacturing. These new statutory provisions permit the BOCs to enter the long distance market. As of the date of enactment of the legislation, a BOC is no longer restricted from providing inter-LATA long distance service outside of those markets in which it provides local exchange service (referred to as "out-of-region" long distance service). A BOC may provide long distance service within the regions in which it also provides local exchange service (referred to as "in-region" service) if it satisfies certain procedural and substantive requirements and upon obtaining FCC approval. The GTOCs are permitted to enter the long distance market as of the date of enactment without regard to limitations by region, although the necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service will need to be obtained, and the GTOCs are subject to the provisions of the 1996 Act that impose interconnection and other requirements on incumbent LECs.

     Because AT&T is no longer classified as a dominant Carrier, certain pricing restrictions that formerly applied to AT&T have been eliminated, which should make it easier for AT&T to compete with the Company for low volume long distance subscribers. International Carriers may also be classified as dominant if they exercise market power or are considered to be affiliated with foreign Carriers, as defined under the FCC's rules. Non-dominant Carriers are currently required to file interstate and international tariffs. The FCC generally does note exercise direct oversight over costs justification and the level of charges for service of non-dominant Carriers, such as the Company, although it has the statutory power to do so. The FCC has the jurisdiction to act upon complaints filed by third parties or brought on the FCC's own motion against any common Carrier, including non-dominant Carriers for failure to comply with its statutory obligations. The FCC also has the authority to impose more stringent regulatory requirements on the Company and change its regulatory classification from non-dominant to dominant. In the current regulatory environment, the Company believes, however, that the FCC is unlikely to do so. The 1996 Act grants explicit authority to the FCC to "forbear" from regulating any telecommunications services provider in response to a petition and if the agency determines that the public interest will be served. On February 15, 1996, Hyperion Telecommunications, Inc., a competition access provider, filed a petition with the FCC requesting that the FCC adopt a forbearance policy with regarding to tariff filing requirements for non-dominant Carriers. If the petition is granted, the Company and other non-dominant Carriers would no longer be required to maintain tariffs on file at the FCC. On March 21, 1996, the FCC adopted a Notice of Proposed Rule making that proposes, pursuant to the forbearance authority granted to the FCC by the 1996 Act, that non-dominant domestic IXCs should no longer file tariffs. If finally adopted, the FCC's proposal would not allow domestic non-dominant Carriers to maintain tariffs on file with the FCC. The Notice of Proposed Rule Making also initiates a review of other FCC regulations currently applicable to domestic interstate interexchange services to determine how such regulations should be changed consistent with the deregulatory goals of the 1996 Act.

     On October 29, 1996, the FCC adopted an order deciding to forbear from tariff filing requirements for non-dominant IXCs. Under that order, non-dominant IXCs would no longer be required to file tariffs for their interstate long distance service. Tariffs would still be required for international long distance service. However, the FCC's order was appealed by a number of parties, and as a result the appellate court reviewing the matter granted a stay of the order. The FCC issued a statement clarifying that the tariffing rules in price are still considered in effect.

     EFFECT OF AT&T DECREE ON LOCAL SERVICE

     To encourage the development of competition in the long distance market, the AT&T Decree requires the BOCs to provide all IXCs with access to local exchange services for inter-LATA calls that is "equal in type, quality and price" to that provided to AT&T and to maintain a subscription process that gives telephone subscribers the right to designate a primary IXC (i.e., a "1-plus" long distance Carrier) of their choice for inter-LATA and interstate calls. These so-called "equal access" and related provisions were intended to prevent preferential treatment of AT&T and to level the access charges that the BOCs could charge IXCs, regardless of their volume of traffic. Similar equal access requirements have been imposed upon the GTOCs by the GTE Decree and upon other independent telephone companies by the FCC. However, there remain a few limited "non-equal access" areas in the United States that are yet to be converted to "equal access," and the Company's services are not available in those areas. As a result of the equal access obligations imposed on the BOCs, the GTOCs, and the independent telephone companies, subscribers of all inter-LATA long distance companies were eventually allowed to initiate their calls by utilizing simple "1-plus" dialing (i.e. by dialing "1") plus the area code and telephone number of the person being called), rather than having to dial access or identification numbers and codes in order to be routed to the IXC preselected by the subscribers.

     Largely as a result of the AT&T and GTE Decrees, an inter-LATA long distance telephone call begins with the LEC transmitting the call by means of its local network to a point of connection with an IXC. The IXC, through its switching and transmission network, transmits the call to the LEC serving the area where the recipient of the call is located, and the receiving LEC then completes the call over its local facilities. For each long distance call, the originating LEC charges an access fee and the terminating LEC charges a terminating fee to the IXC. The IXC charges a fee for its transmission of the call, a portion of which covers the costs of the access and terminating fees charged by the LECs, which are regulated by the FCC and state utility commission. As competition emerges in the local service market, end users will have the ability to choose among incumbent LECs and competitive local service providers based upon price, quality of service, and other relevant factors.


     The 1996 Act has removed the restrictions in the AT&T Decree and the GTE Decree concerning the provision of inter-LATA service and telecommunications equipment manufacturing by the BOCs and GTOCs. If the regulations governing such access and related charges change, and when the BOCs and the GTOCs are permitted to participate in inter-LATA long distance service, then the BOCs or the GTOCs might, through control of such charges, obtain a competitive advantage over the Company and other IXC's.

     STATUTORY AND REGULATORY CHANGES

     There are currently numerous regulatory changes under consideration, including the pricing of access charges paid to the LECs by the IXCs. In addition, changes have been made to the terms of the AT&T Decree since it was entered. The 1996 Act codifies the LECs' equal access and nondiscriminating obligations and preempts inconsistent state regulation. In addition, the legislation contains special provisions that eliminate the AT&T Decree and the GTE Decree, thereby eliminating certain restrictions on the BOCs and GTOCs, respectively, providing long distance services and engaging in telecommunications equipment manufacturing. These new statutory provisions permit the BOCs to enter the long distance market. As of the date of enactment of the legislation, a BOC is no longer restricted from providing inter-LATA long distance service outside of those markets in which it provides local exchange service (referred to as "out-of-region" long distance service). A BOC may provide long distance service within the regions in which it also provides local exchange service (referred to as "in-region" service) if it satisfies several procedural and substantive requirements, including obtaining the FCC's approval for the BOC's application for each state. The BOC may meet the 1996 Act's requirements for a particular state in two different ways. The BOC could meet these requirements upon a showing that in certain situations facilities - based competition is present in its market; that the BOC is providing access and interconnection approved pursuant to the 1996 Act in that particular state; that the approved interconnection agreements satisfy a 14-point "checklist" of competitive requirements; and that the BOC's entry into in-region long distance markets is in the public interest. In the alternative, if no request for access or interconnection has been made to the BOC within a specified time, the BOC may meet the requirements of the 1996 Act by having a statement of the terms and conditions that the BOC generally offers to provide such access and interconnection that has been approved or permitted to take effect by the state commission; that the BOC is generally offering access and interconnection pursuant to that state - approved statement and such access and interconnection meets the requirements of the 14-point competitive checklist; and that the BOC's entry into in-region long distance markets is in the public interest. Before making its ruling, the FCC is instructed to consult with the U.S. Department of Justice (the "DOJ"), but the FCC is not bound by the recommendations of the DOJ. The FCC is also required to consult with the state commission of any state that is the subject of the BOC's application to verify the compliance of the BOC with certain requirements of the Act. The GTOCs are permitted to enter the long distance market as of the date of enactment without regard to limitations by region, although the necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service will need to be obtained, and the GTOCs are subject to the provisions of the 1996 Telecommunications Act that impose interconnection and other requirements on LECs.

     Prior to the passage of the 1996 Act, certain of the BOCs and the GTOCs were seeking this same kind of permission through the courts. Because the 1996 Act has removed the restrictions in the AT&T Decree and the GTE Decree, court actions to remove the restrictions are no longer necessary. On April 11, 1996 the District Court for the

District of Columbia issued an order formally terminating the AT&T Decree. In addition, the GTOCs have filed motions to withdraw all motions pending before the District Court for the District of Columbia involving the GTE Decree, including GTE's previously filed request to terminate the decree.

     The BOCs thus are permitted to enter the out-of-region long distance market as of the date of enactment of the legislation, although a BOC seeking to provide long distance services must obtain any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate long distance service. The BOCs will be able to enter the in-region long distance market, among other things, upon specific FCC approval and a finding by the FCC that the BOC satisfies the checklist and has satisfied the other applicable procedural and substantive requirements. The legislation defines in-region service to include every state, in its entirety, in which the BOC provides local exchange service, even if the BOC is not the incumbent local exchange service provider in all portions of that state. The Company will be facing competition from the BOCs and the GTOCs that are able to obtain the necessary state and/or FCC approvals to provide out-of-region and/or in-region long distance service. The new legislation provides for certain safeguards to protect against anti-competitive abuse by the BOCs. Among other things, the legislation limits the ability of the BOCs to market jointly inter-LATA long distance service, equipment and certain information services together with local services. The BOCs must pursue such activities only through separate subsidiaries with separate books and records, financing, management and employee. All affiliate transactions must be conducted on an arm's length and non-discriminatory basis. The BOCs are also prohibited from jointly marketing local and long distance services, equipment, and certain information services unless they permit competitors to offer similar packages of local and long distance services. Further, the BOCs must obtain in-region long distance authority before jointly marketing local and long distance service in a particular state. It is unknown whether these safeguards will provide adequate protection, and the impact of anti-competitive conduct on the Company, if such conduct occurs, in uncertain. In addition, IXCs such as the Company will be significantly affected by the implementation and enforcement of statutory and regulatory provisions designed to prevent the BOCs and the GTOCs from capitalizing on their monopolistic provision of local services to existing subscribers in inter-LATA business.

     Depending on the exact nature and time of GTOC and BOC out-of-region and in-region entry into the long distance market, such entry and the ability of the Company's competitors to market jointly local and long distance services could have a material adverse effect upon the Company's results of operations. It is expected by the Company that most or all of the BOCs will file applications for out-of-region long distance service. Certain of the BOCs have already taken steps to provide out-of-region long distance services in multiple states. It is not known when, and under what specific conditions, other applications will be granted by the state utility commissions in those states.

     Other regulatory changes being considered by state and federal regulatory authorities derive from completion that has developed in many areas for the provision of local access services. Competitive access providers have installed local networks that allow subscribers to route their long distance traffic directly to the designated IXC, and that allow end users to be connected to IXC points of presence, thereby bypassing the LEC. In certain instances, the LECs also have been afforded a degree of pricing flexibility in differentiating among markets and carriers in setting access charges and other rates in areas where adequate competition has emerged. The LECs have yet to elect to provide volume discounts on access and terminating charges. See "Business - Government Regulation."

     SPECIFIC LICENSING REQUIREMENTS

     The terms and conditions of the Company's telecommunications services are subject to government regulation. Federal laws and FCC regulations generally apply to interstate telecommunications, while intrastate services are regulated by the relevant state authorities.

     FEDERAL REGULATION. The Company is classified by the FCC as a non-dominant Carrier, and therefore is subject to minimal federal regulation. The FCC generally does not exercise direct oversight over cost justification and the level of charges for service of non-dominant Carriers, such as the Company, although it has the statutory power to do so. Non-dominant Carriers are required by statute to offer interstate and international services under rates, terms and conditions that are just, reasonable and not unduly discriminatory. The FCC imposes only minimal reporting requirements on non-dominant Carriers, although the Company is subject to certain reporting, accounting and record keeping obligations.

     The Company is also subject to the FCC's prior approval requirements for a transfer of control or assignment of its international authority.

     At present, the FCC exercises its regulatory authority to set rates primarily with respect to the rates of dominant Carriers, and it has increasingly relaxed its control in this area. Similarly, the FCC is in the process of repricing the local transport component of access charges (i.e., the fee for use of the LEC transmission facilities connecting the LEC's central offices and the IXCs' access points). In addition, the LECs have been afforded a degree of processing flexibility in settling interstate access charges where adequate competition exists. The impact of such repricing and pricing flexibility on IXCs, such as the Company, cannot be determined at this time.

     In addition, the 1996 Act adds a new provision that imposes liability upon all telecommunications Carriers, including the Company, to the Carrier previously selected by the subscriber for unauthorized switching of subscribers' long distance carriers. Liability is imposed in an amount equal to all charges paid by the subscriber after the unauthorized conversion, which is in addition to other remedies available by law. The FCC is required to adopt new rules to implement this new statutory requirement. The impact that this statutory provision will have on the Company cannot be determined at this time.

     The Company currently has two tariffs on file with the FCC, one covering its domestic interstate services and one covering international services. Although the tariffs of non-dominant Carriers, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful and are seldom contested. As a domestic non-dominant Carrier, the Company is permitted to make domestic tariff filings on a single day's notice and without costs support to justify specific rates. As an international non-dominant Carrier, the Company has been required to include, and has included, detailed rate schedules in its international tariffs, which are filed on 14 days notice without costs support to justify rates. Resale carriers, like all other interstate Carriers, are also subject to variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a subscriber's long distance Carrier, limit the use of "800" numbers for pay-per-call services, require disclosure of certain information if operator assisted services are provided, and govern interlocking directors and management.

     STATE REGULATION. The Company is subject to varying levels of regulation in the states in which it is currently authorized to provide intrastate telecommunications services. The vast majority of the states require the Company to apply for certification to provide intrastate telecommunications services, or to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of states also require the Company to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified Carriers, and/or for corporate reorganizations; acquisitions of telecommunications operations; assignments of Carrier assets, including subscriber bases; Carrier stock offerings; and the incurring by Carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. If state regulatory agencies conclude that the Company has taken steps without obtaining the required authority, they may impose one or more of the sanctions listed above.

     The Company has applied to all states for requisite authority to act as a Carrier for intrastate telecommunications service. As of March 31, 1997, the Company has received Certificates of Public Convenience and Necessity or is otherwise authorized to operate in 41 states. The Company currently is not authorized to operate in the following states: North Carolina (pending), New Mexico (pending), Nebraska, Minnesota, New Hampshire, Rhode Island and West Virginia (application withdrawn due to adequacy of the Company's financial statements). The Company intends to make reapplication in those states beginning second quarter 1997. In addition, the Company intend to begin its application to offer local service in the second quarter of 1997 and expects to have approvals in all states where required by year-end 1997.

     In addition, informal complaints are lodged from time to time against the Company before the FCC and various state agencies for various reasons, to which the Company has timely responded. In 1996 the Company received two state inquiries and no FCC inquiries with respect to the Company's operation as a telecommunications provider. Both inquiries were answered, and, to the best knowledge of the Company, no further action was taken by any regulatory body.

     In September 1996, the governor of the State of California signed into law a statute affecting the manner in which Carriers such as the Company can effect a change in a residential subscriber's local or long distance service. Under this new law, which became effective on January 1, 1997, a residential subscriber's decision to change his or her telephone service provider must be confirmed by an independent third-party verification company. This law appears to conflict with the FCC's rules governing changes in Carriers, which allow Carriers to confirm a subscriber's choice through several different mechanisms including obtaining the subscriber's written authorization, which is the method currently employed by the Company. It is possible that this law will be challenged as being inconsistent with the FCC's existing rules. The Company is in the process of evaluating the effect of the California statute upon its opera tions. In addition, a number of states are considering adopting their own third-party verification rules which, like California, may be inconsistent with the FCC's rules.

     REGULATION OF NETWORK MARKETING.

     The Company's network marketing system is or may be subject to or affected by extensive government regulation, including, without limitation, state regulation. Among the types of regulation are those on marketing practices generally, on business franchises, business opportunities and securities. The Company believes that it is in compliance with and from time to time has modified its network marketing system to comply with interpretations of various requirements of federal and state regulatory authorities and maintains communications regularly with the various regulatory authorities in each jurisdiction. In addition, an adverse determination by any one state could influence the decisions of regulatory authorities in other jurisdictions. Management endeavors to monitor the activities of its Distributors and the development of the law in the various areas described above and believes that it is in compliance with the requirements thereof, although no assurance can be given to that effect. Any or all of such factors could adversely affect the way the Company does business and could affect the Company's ability to attract potential Distributors. While the regulations governing network marketing are complex and vary from state to state, the Company believes that it is in compliance with and has from time to time modified its network marketing system to comply with interpretations of various regulatory authorities.

     The Internal Revenue Service and state taxing authorities in any of the states where the Company has Distributors could classify the Distributors as employees of the Company (as opposed to independent contractors). A final determination by any other jurisdiction that the Distributors are employees could cause the Company to be subject to penalties and interest for taxes not withheld, require the Company to withhold taxes in the future and require the Company to pay for unemployment insurance. Such classification would result in a significant increase in the Company's cost of carrying on its network marketing business. No assurance can be given that the Distributors will be treated in the future as independent contractors.

     As of March 31, 1997, the Company has received no notice of any complaint from any state regulatory body regarding the Company's network marketing business. No assurance can be given, however, that the Company will not receive such complaints in the future.

     RISK FACTORS

     THERE IS A LIMITED PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. PERSONS WHO MAY OWN OR INTEND TO PURCHASE SHARES OF COMMON STOCK IN ANY MARKET WHERE THE COMMON STOCK MAY TRADE SHOULD CONSIDER THE FOLLOWING RISK FACTORS, TOGETHER WITH OTHER INFORMATION CONTAINED ELSEWHERE IN THE COMPANY'S REPORTS, PROXY STATEMENTS AND OTHER AVAILABLE PUBLIC INFORMATION, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), PRIOR TO TRADING IN THE SHARES OF THE
COMPANY:

     IMPAIRED FINANCIAL CONDITION. Although the Company was formed in 1984, it has many of the characteristics of a development stage company, and is subject to all of the risks inherent in the establishment of new businesses The Company has generated only minimal revenues from operations since the beginning of 1995. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the operation of a new business. Revenues generated from the Company's operations are not adequate to meet the Company's operating expenses. The Company has generated losses of approximately $5.7 million and approximately $2.3 million during the years ended December 31, 1996 and December 31, 1995, respectively. The Company is liable for payment on $6,683,333 to redeem certain 3% convertible debentures due August 17, 1998. There can be no assurances that the Company will ever achieve profitable operations. See "Management's Discussion and Analysis or Plan of Operations."

     QUALIFIED FINANCIAL STATEMENTS. The Company's auditors have included an explanatory paragraph in their Report of Independent Certified Public Accountants to the effect that recovery of the Company's assets is dependent upon future events, the outcome of which is undeterminable, and that the successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's corporate infrastructure. There can be no assurances that such a financing can be completed on terms favorable to the Company or at all, or that the business of the Company will ever achieve profitable operations. See "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources."

     NEED FOR ADDITIONAL CAPITAL. The Company's successful transition to profitable operations is dependent upon obtaining adequate financing to fund current operations and to develop and maintain a market share in an industry
characterized by explosive growth.   The Company's ability to operate the
Carrier Sales Business is dependent on substantial and immediate financing. In the event the Company fails to raise additional funds from such financing, and fails to generate any adequate revenues from operations, the Company may be unable to compete in the telecommunications industry. There can be no assurances that any sources of financing will be available from existing stockholders or external sources on terms favorable to the Company, or at all, or that the business of the Company will ever achieve profitable operations. Further, any additional financing, may be senior to the Company's Common Stock or result in significant dilution to the holders of the Common Stock. In the event the Company does not receive any such financing or generate profitable operations, management may have to suspend or discontinue its business activity or certain components thereof in its present form or cease operations altogether. See "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources."

     NEED FOR CAPITAL: CARRIER SALES BUSINESS. The Carrier Sales Business was started in January, 1997, and has had only limited operations. It is designed to serve not only as a separate source of revenue for the Company, but, more importantly, as a basis for the general expansion of the Company's overall Telecommuni-cation Service Business. In order to obtain large blocs of long-distance services from other Carriers, however, the Company must provide such Carriers with cash deposits or irrevocable letters of credit, and the Company does not now have the necessary cash or financing resources for either. If the Company is unable to obtain such financing for its Carrier Sales Business, such business will never become operational. This may also have the effect of significantly retarding or even blocking the growth of the Company's core Telecommunications Business. No assurance can be given that the Company will be able to obtain such financing on terms favorable to the Company, or at all. See "Business - Carrier Sales Business" and "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources."

     RISK RELATED TO THE IEX AGREEMENT. Much of the Company's growth during 1997 will depend on its ability to deliver to the market its Enhanced Services. The Company will be unable to deliver such Enhanced Services unless and until the Workhorse platform is successfully installed at the Company's Atlanta and New York sites and other sites to be determined. As of March 31, 1997, no such successful installation has been accomplished. Although both the Company and IEX believe that operational platforms will be established by May 15, 1997, no assurance can be given to that effect, nor can assurance be given that Workhorse can be installed at all. If IEX is unable to provide the Company with operational platforms pursuant to the terms of the IEX Agreement, the Company may have to seek to acquire similar products and services from other sources, which sources may be more costly than those contacted for by IEX. See "Business
- IEX Agreement."

     STRONG COMPETITION. The telecommunications industry is characterized by strong competition from companies of all sizes and capacities for technological and marketing innovation. Most of the Company's competitors have more significant operating histories, larger and more varied customer bases, better known names in the marketplace, greater technical resources, longer relationships with licensed Carriers and far better financial resources. The Company endeavors to identify or create niches in the marketplace where its combination of packages of communications services, direct marketing techniques and careful selection of areas in which to make capital investments in switches and high-capacity lines will permit the Company to offer attractive services at lower prices than its competition. Even if the Company were able to carve out a modest market by the above described means, of which no assurance can be given, larger competitors might adapt the Company's ideas and sell the same services at lower prices than those of the Company, with the effect that the Company's own market might disappear. In such circumstance the Company would be forced to curtail its operations or close them down entirely. See "Business - Competition."

     NEW TECHNOLOGICAL DEVELOPMENTS; MARKETING IMPLICATIONS. The telecommunications business has been characterized by rapid and striking technological change. In addition, many companies in the industry have prospered by anticipating the needs and desires of consumers and successfully offering amounts and types of telecommunications services which not only took advantage of technological change, but provided them in a attractive form to such consumers. Management of the Company believes that the industry will continue to undergo frequent technological change and that there will be constant challenges to revise existing marketing strategies and create new ones. Management believes that the Company's personnel has far less experience in these areas than those employed by competitors of the Company. Accordingly, no assurance can be given that the Company will be able to adapt new technological developments to its existing switches, leased lines and business relationships, or, even if it can, that the Company will be able to capitalize on such technological developments in a manner that generates revenue to the Company. See "Business - the Company's Management Team."

     ABILITY TO MANAGE NEW BUSINESSES. All of the Company's businesses are new. With respect to the Telecommunications Business, the Company has only recently been able to move beyond that of a mere reseller of another Carrier's services. The Vision 21 Business started generating revenue only at the very end of 1996. The Collectible Calling Cards Business was acquired as of November, 1996. The Internet Services Business was acquired in January, 1997. The Carrier Sales Business was started in January, 1997. The ability of the Company to generate revenue in 1997 and future years, depends on its ability to manage its new businesses, each with its own problems of growth, management, response to technical changes, pressures of competition, need for financing and recruitment and retention and key personnel. No assurance can be given that the management of the Company will be capable of handling the many problems and issues attendant to the operation and projected growth of such businesses. See "Business."

     DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon the skills of its management team. There is strong competition for qualified personnel in the telecommunications industry, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the Company's business. As of March 31, 1997, the Company is dependent for its success on certain key executive officers, especially Roderick McClain. The loss of the services of Roderick McClain would have an immediate adverse material effect on the business of the Company. There can be no assurances that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company does not have key-man life
insurance on any employees of the Company.    See "Business - the Company's
Management Team" and "Management."

     RISKS OF NETWORK MARKETING-GROWTH OF BUSINESS. The network marketing of the Company's services by its Vision 21 Business is a critical factor in the generation of revenue for the Company's core business, providing of telecommunication services directly to end-users, both on a current basis and, especially, as projected for the remainder of 1997. This business, however, involves reliance on Distributors who are independent contractors and, therefore, not subject to supervision and control, as are employees of the Company. The Company has set up what it believes to be an attractive compensation package for Distributors, which it hopes will encourage more people to become Distributors and, more importantly, to work actively in the business of marketing the Company's telecommunications services. However, no assurance can be given that such measures will be effective in attracting, retaining and encouraging such Distributors. If the Company is unable to motivate its Distributors to market such services in sufficient quantities, then the Company may suffer a significant reduction in revenue and may be forced to restructure its entire business plan. No assurance can be given that the Company would be able to develop and implement such an alternate business plan in an effective and timely manner, and failure to do so could cause the Company to restrict its operations significantly, or altogether. See "Business - Vision 21 Business."

     RISKS OF NETWORK MARKETING-LIABILITY. The Company's network marketing business may be subject to governmental regulation by a number of jurisdictions in a number of different manners. While the Company endeavors to supervise the activities of its Distributors insofar as they could create liability to private parties or violations of government restrictions, such Distributors are independent contractors of the Company, and, as such, are not subject to the same measure of control as are Company employees. The Company endeavors to limit the types of statements and written material provided by Distributors to the public, and regularly informs Distributors about Company policies and procedures which are designed to protect both the Company and the Distributors themselves. In addition, the Company has implemented policies to insure that the Distributors are treated for income tax purposes as independent contractors, not employees. If, notwithstanding these policies, the Internal Revenue Service or the taxing authority of any state were to assert that the Distributors were employees and such assertion were upheld by a Court, then the Company would immediately become liable for withholding and payment of substantial amounts of payroll taxes. Such liability could be retroactive. No assurance can be given that the Company's policies will avoid such liability to payroll taxes. The Company sanctions Distributors who violate any of its policies and procedures. Nevertheless, because of the great number and variety of situations in which the Company's activities may be subject to regulation and because of the inherent difficulty in supervising and controlling persons who are independent contractors, no assurance can be given that the Company will not be accused of violating the rights of private persons or rules promulgated by governmental agencies in connection with the Vision 21 Business. No assurance can be given that sanctions, if any, which might be imposed on the Company as a result of such accusations would not have a material, adverse effect on the Company's business, including causing the Company to make major restructuring changes. No assurance can be given that the Vision 21 Business would be able to survive such restructuring and continue to provide revenue to the Company. See "Business - Regulation of Network Marketing."

     DEPENDENCE ON SWITCHING EQUIPMENT. The Company currently has its own switching facilities located in Atlanta, Georgia and New York, New York, and a shared switch in New York, New York. The ability to route telecommunications through one of its switches is a critical factor to the Company's ability to provide services at competitive prices. If all of those switches were not operational at the same time, the Company would be forced to engage the services of an unrelated Carrier, thus increasing the cost of providing service to its customers. The Company maintains emergency generators to insure continuation of power regardless of a break in municipal power. The buildings in which the switches are housed are high-security buildings used by a number of telecommunications companies. No assurance can be given, however, that a disruption would not have a material adverse effect on the Company's business. See "Business - The Company's Products and Services."

     DEPENDENCE ON UNRELATED CARRIERS FOR PROVISION OF LONG DISTANCE CAPACITY. Although the Company is licensed as a Carrier in most U.S. jurisdictions, it does not now possess a full network through which it can process communications. Thus, it must rely on unrelated Carriers to transmit portions of calls made by the Company's subscribers. In addition, the Company relies on local exchange Carriers for origination and termination of certain calls. A failure, whether from a power outage or otherwise, in a line or switch operated by one of such unrelated Carriers could adversely affect the Company's ability to service the calls placed by its customers. Even if the Company were able to reroute such calls so that its customers suffered no loss in service, the Company might incur additional costs to do so. Although the Company has not yet incurred significant delays or other problems in this regard, no assurance can be given to this effect prospectively. Moreover, any extended delay or other problem suffered by customers of the Company could adversely affect the reputation of the Company for provision of timely and efficient telecommunications service. See "Business-Telecommunications Business - Relationships with Carriers."

     TELECOMMUNICATIONS SERVICES; MINIMUM COMMITMENTS. The Company has entered into a number of agreements with unrelated telecommunications Carriers to provide transmission capacity for calls made by customers of the Company. In certain of these agreements, the Company, in return for receiving the benefits of lower rates, has committed for a minimum monthly usage of long distance capacity. No assurance can be given that the Company will generate sufficient
revenue to pay for such minimum obligations.   See "Business -
Telecommunications Business."

     GOVERNMENT REGULATION OF BUSINESS. The Company is subject to regulation by various government authorities in respect of its telecommunication activities and its network marketing. As of March 31, 1997, the Company is authorized as a Carrier in forty-one states and has its FCC Interstate license and FCC 214 International Tariff. Carrier status allows the Company to deal directly with its underlying Carriers and enables the Company to provide direct telecommunications service to its customers, that is, without processing its telecommunications customer provisioning and billing through unrelated licensed Carriers. If the Company were to lose its Carrier status in a particular jurisdiction, it would no longer be able to provide direct telecommunication service to customers and to bill therefor; instead, the Company would be able only to recruit customers and pass them off to an unrelated Carrier. Such activity, even if profitable to the Company, would offer little possibility for growth in the industry. Although management of the Company believes that the Company has generally remained in compliance with the regulations in the jurisdictions in which it operates, no assurance can be given to that effect. A loss of Carrier status in several jurisdictions would have a material adverse effect on the Company's operations. See "Business - Government Regulation."

     RBB-KHALIFA LITIGATION. The Company is engaged in a dispute with certain purchasers of the principal amount of $5,333,333 of certain 3% Convertible Debentures, due August 15, 1998. The Debentures were issued in reliance on an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The Debentures are convertible into shares of the Company's Common Stock based on the per share conversion price for the Debentures of the lesser of: (i) $4.00, or (ii) the average closing bid price of the Company's Common Stock for the five (5) trading days immediately preceding the date of notice of conversion. The entire obligation underlying the Debentures is currently convertible into Common Stock under the terms of the Debentures. The Company has received requests for conversion of a total of $583,000 principal amount of Debentures (plus accrued interest thereon) into unrestricted shares of Common Stock. The Company has taken the position that the Debentureholders have not complied with the terms of the subscription documents executed in connection with the issuance of the Debentures, and that until the Debentureholders are in such compliance, the Debentureholders have not fulfilled their obligations under the Subscription Documents, and no shares may be issued pursuant to the purported conversion requests. No assurance can be given, however, that the Company will prevail on this point. If the above requested conversions, and thereafter, other conversions, are permitted to take place and unrestricted shares of Common Stock are issued therefor, the Debentureholders could become significant holders of the Company's Common Stock, diluting the interests of existing holders of Common Stock. See "Legal Proceedings - RBB Bank/Khalifa Litigation."

     LIMITED PUBLIC MARKET FOR COMMON STOCK. There is currently a limited public market for the Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock which may be purchased may be sold without incurring a loss. Further, the market price for the Common Stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

     DISCLOSURE RELATING TO LOW-PRICED STOCKS. The Company's Common Stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future
financing.   The Company's securities are subject to the "penny stock rules"
adopted pursuant to Section 15 (g) of the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.

     CERTAIN REGISTRATION RIGHTS. The Company has entered into various agreements pursuant to which certain holders of the Company's outstanding Common Stock have been granted the right, under various circumstances, to have Common Stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by the Company. Of the currently issued and outstanding Common Stock, 2,779,500 shares may be the subject of future registration statements pursuant to the terms of such agreements. In addition, there are warrants to acquire 897,500 shares of Common Stock which may be exercised through June 30, 1997, and which carry certain piggyback registration rights. Any such registration statement may have a material adverse effect on the market price for the Company's Common Stock resulting from the increased number of free trading shares of Common Stock in the market.
There can be no assurances that such registration rights will not be enforced or that the enforcement of such registration rights will not have a material adverse effect on the market price for the Common Stock.

     LACK OF DIVIDENDS ON COMMON STOCK. The Company has paid no dividends on its Common Stock as of March 31, 1997 and there are no plans for paying dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business.

     SHARES ELIGIBLE FOR FUTURE SALE; ISSUANCE OF ADDITIONAL SHARES. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. There are currently 15,522,407 shares of Common Stock which are free trading shares or are eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Further, 2,779,500 shares may be the subject of future registration statements pursuant to the terms of certain agreements between the Company and certain of its stockholders. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Articles of Incorporation, the Company has the authority to issue additional shares of Common Stock. The issuance of such shares could result in the dilution of the voting power of the currently issued and outstanding Common Stock.

ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company owns, through an affiliate of which the Company is the 100% beneficial owner, a building located at 1121 Alderman Drive, Alpharetta, Georgia 30202, which space serves as the Company's headquarters. The Company paid for this property and has a total mortgage obligation of approximately $1.8 million in respect thereof. See "Certain Relationships and Related Transactions."

     The Company has an operating lease at 55 Marietta Street, Atlanta, Georgia for office space containing the Company's long distance switching equipment. This lease is with an unaffiliated third party. The lease term is five (5) years from the commencement date of November 1, 1996, and monthly rental is $2,154.

     The Company has an operating lease at 60 Hudson Street, New York, New York for office space containing the Company's long distance switching equipment. This lease is with an unaffiliated third party. The lease term is six (6) years from the commencement date of October 24, 1996, and monthly rental is $120.

ITEM 3.   LEGAL PROCEEDINGS.

     WALSH LITIGATION. On June 11, 1996, a complaint was filed against the Company by John Walsh, a former employee in the Superior Court of Fulton County, Georgia (Civil Action No. E494660), alleging certain claims and seeking compensation in the form of common shares of the Company's common stock pursuant to an employment agreement between the Company and the former employee. The Company has further filed a counter-claim against the former employee, alleging breach of contract, breach of fiduciary responsibility under the terms of the aforementioned agreement as well as action for tortious interference with employment relations, violations of trade secrets and fraudulent transfer of assets.

     Management of the Company believes that there are valid defenses to each of the claims and intends to vigorously defend this action.

     TJC LITIGATION. On September 23, 1996, a complaint was filed against the Company by TJC Communications in the State Court of Fulton County, Georgia, Civil Division (Civil Action No. 96VS0118421) alleging default on a promissory note associated with the prior asset purchase of TJC Communications. On October 28, 1996, the Company filed a consolidated answer, counterclaim and third party complaint against R. Wayne Johns, an Individual, and Charles Colclasure, an Individual, both principals of TJC Communications, alleging fraudulent inducement, material misrepresentation, fraud and deceit. Both Johns and Colclasure individually failed to answer the Company's counterclaim, and on January 15, 1997, the Company, filed for a Motion for Default as to Third Party Defendants with Proposed Default Judgment and Request for Hearing. On February 19, 1997, the Company filed a complaint against Johns, Colclasure and TJC in Superior Court, Fulton County (#55839) and on March 3, 1997, made a motion to combine the first action with its February 19, 1997 suit. A response has not been received to this motion.

     Management of the Company believes that there are valid defenses to each of the claims asserted by TJC and intends to prosecute its rights in both actions vigorously.

     CAM-NET LITIGATION. On February 20, 1997, a complaint was filed by CAM-NET Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint seeks recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses.

     The claim by CN relates to an original letter of intent for the merger of the two entities in or about April, 1996, pursuant to which money was advanced by CN to the Company. The Company contends that the promissory notes executed with respect thereto were merely to document such advances, with no intention that such advances be repaid. Subsequently, in or about July, 1996, the Company contends that a revised letter of intent was entered into between the parties that included, among other things, changes in the terms of the promissory notes. The Company contends that CN thereafter elected to exercise its option to convert the promissory notes to the exclusive right to the Company's software utilized to manage Vision 21 for the Canadian market. As a result, the Company contends there are no sums due on the promissory notes.

     The Company has filed an answer with affirmative defenses and setoff and recoupment against CN. The Company has raised claims of material misstatements and nondisclosures, as well as improper action, against CN with respect to such letters of intent. The Company believes these constitute defenses to any claim of CN, as well as the basis of a claim for affirmative relief against CN. Because CN is currently a corporation continuing federally under the Canada Business Corporations Act and is thus protected from affirmative claims being asserted against it without leave of the Canadian Court, the Company has limited its claims at this time against CN to setoff and recoupment and has not sought further damages which it believes it sustained as a result of the actions of CN.

     Management of the Company believes that there are valid defenses to each of the claims and intends to vigorously defend this action.

     RBB BANK-KHALIFA LITIGATION.   On or about July 30 and August 28, 1996, the
Company issued the aggregate par principal amount of $6,683,333 of certain 3% Convertible Debentures, due August 15, 1998 (the "Debentures"), as follows: (i) RBB Bank Aktiengesselschaft ("RBB Bank") ($4,000,000), (ii) Mohammed Ghaus Khalifa ("Khalifa") ($1,333,333), and (iii) Canadian Imperial Bank of Commerce. ("CIBC") ($1,350,000) (collectively, the "Debentureholders"). The Company received cash from the Debentureholders in the aggregate amount of approximately $5,012,500, or 75% of the par principal amount of the Debentures. The Debentures were issued in reliance on an exemption from registration pursuant to Regulation S under the Securities Act.

     The terms of the Debentures provide that the Debentures are convertible into shares of the Company's Common Stock based on the per share conversion price for the Debentures of the lesser of: (x) $4.00, or (y) the average closing bid price of the Company's Common Stock for the five (5) trading days immediately preceding the date of notice of conversion. The entire obligation underlying the Debentures, as of January 23, 1997, is convertible into Common Stock under the terms of the Debentures pursuant to the formula set forth above. See "Security Ownership of Certain Beneficial Owners and Management."

     During the period from November 15, 1996 to January 3, 1997, the Company received requests for conversion of the par principal amount of Debentures set forth below (plus accrued interest thereon) into unrestricted shares of Common Stock, as follows: (i) Khalifa ($333,000 to be converted at the conversion price of $0.332 per share), (ii) RBB Bank ($250,000 to be converted at the conversion price of $0.324 per share and $250,000 to be converted at the conversion price of $0.354 per share), and (iii) CIBC ($50,000 to be converted at $0.3832 per share and $50,000 to be converted at the conversion price of $0.396 per share). CIBC's conversion requests have been withdrawn, as discussed below.

     The Company received notices, dated January 10 and 14, 1997, on behalf of the Debentureholders asserting that the failure by the Company to issue shares of Common Stock pursuant to said conversion notices constituted an event of default under the Subscription Documents. CIBC has advised the Company that the attorneys purporting to give said notice of default on its behalf were not retained by it and did not have authority to so act on its behalf. CIBC has withdrawn its conversion requests and said unauthorized notice of default.

     The Company has taken the position that RBB Bank and Khalifa have not complied with the terms of the subscription documents (the "Subscription Documents") executed in connection with the issuance of the Debentures, and that until RBB Bank and Khalifa are in such compliance, RBB Bank and Khalifa have not fulfilled their obligations under the Subscription Documents, and no shares may be issued pursuant to the purported conversion requests.

     The Company has not received a copy of a Schedule 13D with respect to RBB Bank. Further, the Company has not received a copy of any filing which may be required pursuant to Section 16 of the Exchange Act for either RBB Bank or Khalifa, and believes that the information set forth in Khalifa's Form 13D does not correctly reflect his beneficial ownership of Common Stock.

     The Company has requested RBB Bank and Khalifa to provide satisfactory evidence that they are not subject to, or have met, the filing requirements of Sections 13(d) and 16, the Regulation S exemption remains available and any shares which may be issued in connection with a conversion request are not subject to resale restrictions for "affiliates" of an issuer under Rule 144 promulgated under the Securities Act. RBB Bank and Khalifa have failed and refused to provide the requested evidence.

     The Company has expressed its willingness, at this stage, to issue the conversion shares to RBB Bank and Khalifa with a restrictive legend, at such time as RBB Bank and Khalifa are in compliance with the terms of the
Subscription Documents.   The Company does not believe that the Company is in
default with respect to the conversion notices or the Debentures.

     On January 22, 1997, RBB Bank and Khalifa (collectively, "Plaintiffs") filed a complaint in the United States District Court for the Northern District of Georgia, Atlanta Division (Civil Action No. 1 97-CV-0179) against the Company. Subsequently, RBB Bank and Khalifa filed a first amended complaint ("Complaint"). The Complaint alleges claims for declaratory and injunctive relief, breach of contract and attorneys fees, with respect to the request of RBB Bank and Khalifa to convert $333,000 and $500,000, respectively, par principal amount of Debentures into shares of the Company's Common Stock pursuant to the Subscription Documents. The complaint seeks injunctive relief against the Company to issue the shares to Plaintiffs in accordance with the conversion requests, injunctive relief declaring the full principal amount of the Debentures to be due and owing in the amount of more than $1,250,000 and $1,333,333 to RBB Bank and Khalifa, respectively, with interest, and for an unstated amount of compensatory damages, attorney's fees, costs and expenses.

     The Company has filed an answer with affirmative defenses and counterclaims to the above action. The Company alleges claims for violation of the Securities Exchange Act of 1934 and fraud against RBB Bank and Khalifa in connection with alleged misrepresentations and omissions and violations of the Federal Securities Laws by RBB Bank and Khalifa in representations made by them in the Subscription Documents and their subsequent conduct, which caused the Company damage in a presently undetermined amount. The Company also asserts a claim for rescission in connection therewith. The Company also seeks exemplary and punitive damages, attorney's fees, costs and expenses.

     Management of the Company believes that there are valid defenses to each of the claims and intends to vigorously defend this action and pursue the Company's affirmative claims for relief and rescission.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of April 7, 1997, the authorized capital stock of the Company consisted of 25,000,000 shares of common stock, par value $0.004 per share (the "Common Stock"). As of April 7, 1997, there were issued and outstanding 18,301,907 shares of Common Stock options and warrants to purchase 3,647,500 shares of Common Stock at prices ranging from $0.41 to $5.00.

     The Company's Common Stock has been listed for trading in the Over-The-Counter Bulletin Board ("OTCB") market since July, 1995 and is quoted on the OTCB or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "GTMI." The number of shares of Common Stock issued and outstanding as of April 7, 1997, was approximately 18,301,907. The bid and asked sales prices of the Common Stock, as traded in the OTCB market, on April 7, 1997, were approximately $ 0.49 and $0.54, respectively. The quarterly range of high and low bid prices for the past two years were as follows:

                                       BID PRICES             ASKED PRICES
                                       ----------             ------------
                                    HIGH       LOW           HIGH      LOW
                                    ----       ---           ----      ---
YEAR ENDED DECEMBER 31, 1995

1st Quarter                        1 3/4       1            1 7/8      1 1/8
2nd Quarter                        1 7/16      13/16        1 5/8      1
July 3-July 6                      1 1/16      3/4          1 1/8      1
July 7-September 29                1           1/4          1 5/32     9/32
4th Quarter                        1 3/16      5/8          1 1/4      3/4

YEAR ENDED DECEMBER 31, 1996
1st Quarter                        1 3/16      5/8          2          7/10
2nd Quarter                        3         1 13/16        3 1/4     1 15/16
3rd Quarter                        2 7/16      1/2          2 5/8      9/16
4th Quarter                        19/32       5/16           5/8      11/32

QUARTER ENDED MARCH 31, 1997       15/16       13/32         31/32     29/64

     These prices are based upon quotations between dealers, without adjustments for retail mark-ups, mark-downs or commissions, and therefore may not represent actual transactions.

     No dividend has been declared or paid by the Company since inception. The Company does not anticipate that any dividends will be declared or paid in the future.

     The transfer agent for the Company is American Stock Transfer and Trust Company.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


          OVERVIEW OF PRESENTATION.

     The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

     The Company, which was formed on December 31, 1984 and primarily engages in the provision of telecommunications services to individuals and small businesses. Such telecommunications services include, but are not limited to, domestic and international long distance, prepaid calling cards, interactive voice mail and other enhanced voice recognition services. The Company operates five separate, though related, businesses: (i) the Telecommunications Business;
(ii) Vision 21 Business; (iii) the Carrier Sales Business; (iv) the Collectible Calling Cards Business; and (v) the Internet Services Business. As of March 31, 1997, the Company served approximately 4,400 subscribers, who were primarily obtained through a direct sales approach by a network of Distributors.

     All five of the Company's businesses are new. With respect to the Telecommunications Business, the Company has only recently been able to move beyond that of a mere reseller of another Carrier's services. The Vision 21 Business became operational and started generating revenue only at the end of 1996. The Collectible Calling Cards Business was acquired as of November 15, 1996. The Internet Services Business was acquired as of January 2, 1997. The Carrier Sales Business was started in January, 1997. The ability of the Company to generate revenue in 1997 and future years, depends on its ability to manage five distinct businesses, each with its own problems of growth, management, response to technical changes, pressures of competition, need for financing and recruitment and retention of key personnel. No assurance can be given that the management of the Company will be capable of handling many problems and issues attendant to the operations and projected growth of such businesses.

     The Company introduced its network marketing system in 1996. The Company's strategy has been to build a subscriber base without committing capital or management resources and to construct its own network and transmission facilities. This strategy has allowed the Company to add subscribers without being limited by the capacity, geographic coverage or configuration of any particular network that the Company might have developed. As the volume of the Company's traffic has reached sufficient levels in certain markets, the Company now intends to seek other Carriers providing long distance service and to develop its own long distance network in those markets to reduce its dependence upon such Carriers, provide additional services to its subscribers and reduce expenses associated with the transmission of long distance calls. There can be no assurance, however, that development of a long distance network will be completed or, if completed, will be beneficial to the Company.

     The following discussion reflects the financial condition and results of operations of the Company for the years ended December 31, 1996 and 1995. Because of these material changes, annual results may not be indicative of future performance.

     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995. The Company's revenues decreased from $2,884,000 in 1995 to $1,391,789 in 1996, a decline of 52%. This decrease in sales was largely attributable to the inability to repay a $250,000 note when due, which, in turn, led to a foreclosure loss of the Company's affiliate which held all of its Certificates of Public Convenience and Necessity to act as a licensed telecommunications Carrier. The effect of this loss was that the Company could no longer provide either intrastate or interstate telecommunications services directly to customers.

     During 1996, as compared with 1995, the cost of services sold increased from $1,293,000 to $1,712,275, and the Company's operating loss increased from
$1,456,000 to $5,635,028.   The increase in cost of services,
in spite of the sharp decline in revenues in the same periods, was due primarily to the inability of the Company to act as a licensed telecommunications Carrier and various costs associated with developing the portfolio of services for the Vision 21 Business. In order to maintain some portion of its customer base, the Company had to hire unaffiliated third parties to provide such services, with the Company essentially acting as an agent for licensed Carriers.

     Selling, general and administrative expenses increased to $5,314,511 in 1996 as compared to $3,027,000 for 1995. The increase during 1996 in absolute dollars of such expenses was primarily the result of expenditures of approximately $1.5 million to test market the Company's Vision 21 network marketing program, as well as the implementation of the initial phase of the Company's Enhanced Services platform.

     Interest expense for 1996 was $211,837 as compared to $59,000 for 1995. This increase of $152,837 relates directly to interest paid on debt financing obtained during 1996.

     In September, 1995, the Company entered into a purchase agreement (the "Purchase Agreement") with QCC, Inc. ("QCC") pursuant to which the Company agreed to sell to QCC its customer accounts and accounts receivable related thereto. The total purchase price for such assets was $200,000 plus a share of monthly revenues, the total of which has approximated $267,000 as of March 31, 1997.

     As a result of the foregoing, a net loss of $5,702,366 was reflected in 1996 as compared to a net loss of $2,321,000 in 1995.

     As a result of the Company's cumulative operating losses, the Company has not paid income tax since inception. As of December 31, 1996, the Company had net operating loss carry forward totaling approximately $5,334,000. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances and accordingly the Company has elected to fully reserve against these deferred tax assets.

     LIQUIDITY AND CAPITAL RESOURCES. The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

     After a period of test marketing in 1995 and 1996, the Company, based on the marketplace's response, believed that it had successfully refined the
business, especially the compensation plan, for nationwide launching.   As of
March 31, 1997, there are approximately 3,000 Distributors in the Vision 21 Business. During the first quarter of 1997, the Company's Distributors have generated revenue each month to the Company. Revenue for the first quarter of 1997 totaled approximately $1 Million. No assurance can be given that the growth in the number of Distributors or revenues will continue at this rate or at all. No assurance can be given that the Vision 21 Business will prove successful or, that if it does prove successful, that such success will result in the generation of significant revenue for the Company.

     On April 3, 1996, the Company sold $2,500,000 of certain 10% convertible debentures, of which $350,000 has been received as of March 31, 1997. Such debentures are payable in full two years after the sale, and holders thereof were able to convert principal and accrued interest into shares of Common Stock after April 3, 1996. On January 10, 1997, the debentures were amended to reflect a total amount of $350,000, convertible into shares of Common Stock at a revised conversion price of $0.50, plus piggyback registration rights.

     From July 30, 1996, through August 28, 1996, the Company offered for sale $6,683,333 of certain 3% convertible debentures at a discount, which yielded an effective interest rate of 14.5%. Such convertible debentures are due August 15, 1998, and may be paid in cash or in shares of Common Stock. In the fourth quarter of 1996, the Company received requests for conversion of some of the par principal amount, plus accrued interest, of such debentures into unrestricted shares of Common Stock. The Company has taken the position that the holders of such debentures have not complied with the terms of the subscription documents therefor and accordingly have not issued such shares of Common Stock. See "Legal Proceedings."

     As of December 31, 1996, the Company had notes and interest payable totaling $7,986,195, accrued but unpaid expenses totaling $540,041, and current accounts payable totaling $1,110,570.

     For 1996 the Company's negative cash flow from operations was $4,312,668, up from $995,000 in 1995. As of March 31, 1997, the Company's negative cash flow is approximately $450,000 per month. Although management of the Company anticipates an improvement in the Company's cash flow position from increased revenues from one or more of its five businesses, no assurance can be given to that effect. Even if such increases were to occur, management believes that the Company can sustain operations only by the infusion of substantial amounts of financing. No assurance can be given that such financing will be available at terms acceptable to the Company, or at all. Inability to obtain such financing could force the Company to cease all business operations.

     The Company's auditors have included an explanatory paragraph in their Report of Independent Certified Public Accountants to the effect that recovery of the Company's assets are dependent upon future events, the outcome of which is undeterminable, and that the successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost corporate infrastructure. There can be no assurances that such a financing can be completed on terms favorable to the Company or at all, or that the business of the Company will ever achieve profitable operations.

     NEW ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires additional disclosures related to stock based compensation plans. The Company adopted this statement effective January 1, 1996, which did not have a material effect on the Company's results of operations or financial position. The Company also adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-lived Assets," which did not have a material effect on the Company's results of operations or financial position.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements required by this Item 7 are attached hereto as Exhibit "A" and incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors of the Company currently have terms which will end at the next annual meeting of the stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. Roderick A. McClain and Geoffrey F. McClain are brothers.

NAME                             POSITION                               AGE
----                             --------                               ---

Roderick A. McClain          Chairman of the Board of                   49
                             Directors, Chief Executive
                             Officer and President

Geoffrey F. McClain          Executive Vice President                   52
                             and Director

Herbert S. Perman            Chief Financial Officer,                   59
                             Executive Vice-President and
                             Director

Melissa D. Hart              Secretary                                  31


     Roderick A. McClain is Chairman of the Board, Chief Executive Officer and President of the Company and has been a Director of the Company since 1993. Mr. McClain attended the University of Tennessee. Mr. McClain, in 1991, founded the Company, Mr. McClain has become a highly respected executive in the telecommunications industry and represented the industry in their lobbying efforts with respect to the Telecommunications Act of 1996 in Washington, D.C. He was recently invited to be a guest speaker at the 1996 National Prepaid Wireless and Prepaid Cellular meetings held in San Francisco, one of the industry's most prestigious organizations, the Telecommunications Resellers Association, asked Mr. McClain to represent them in conversations with international companies at its recent conference in Acapulco, Mexico.

     Geoffrey F. McClain is Senior Vice-President and has been a Director of the Company since August 1995. Mr. McClain is the brother of the Company's Chief Executive Officer, Roderick A. McClain. Mr. McClain received a BBA in Finance from the University of Miami. Mr. McClain was an original founder of Global Wats One, Inc., which was acquired by the Company in September, 1993.

     Herbert S. Perman has served as Chief Financial Officer since 1995 and was appointed as Director of the Company in 1995. Mr. Perman received a BS from the City College of New York and J.D. from Brooklyn Law School. From 1994 through October 1995, Mr. Perman was a consultant to the long distance and prepaid telephone industry. From 1989 to 1994, Mr. Perman was director of marketing for PDQ Notes, Inc. a medical software company. Mr. Perman was licensed as a certified public accountant and attorney in the state of New York but is not active as either.

     Melissa D. Hart has been Corporate Secretary of the Company since December, 1994. Ms. Hart has been employed by the Company's telecommunications subsidiary since 1991, serving as Manager of Regulatory Affairs and Executive Administrator. Prior to 1991, Ms. Hart was employed with Tenneco, Inc., in the areas of Federal Reporting, Major Project Management and Engineering.

     Compliance with Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"). Section 16(a) of the Exchange Act requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms, or on written representations from certain reporting persons that no other reports were required for such persons, except for those reports discussed in the next paragraph, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the ended December 31, 1996 were timely filed.

     To the Company's knowledge, during the year ended December 31, 1995, (i) McClain, the president and director failed through administrative error, to timely file three transactions, which has since been corrected by the filing of two reports; (ii) Mr. Geoffrey McClain, a director and executive officer, failed through administrative error, to timely file one transaction which has since been corrected by the filing of two reports; (iii) Mr. Herbert Perman, chief financial officer and director, failed through administrative error to timely file one transaction which has since been corrected by the filing of two reports; (iv) Ms. Melissa Hart, an executive officer, failed through administrative error, to timely file one transaction, which has since been corrected by the filing of two reports. To the Company's knowledge, all other filing requirements were timely complied with.

     On January 30, 1996, the Company issued to Geoffrey McClain, a director of the Company, 25,000 shares of Common Stock as bonus compensation pursuant to his employment agreement and warrants to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share. The warrants expired on January 30, 1997. During the six months beginning on January 30, 1996, Geoffrey McClain sold shares of Common Stock on a number of occasions. During such six month period, the highest prices received for such sales for a total of 25,000 shares totaled $20,072.50. The purchase price for the 25,000 shares based on their stated value of $0.07 was $1,750.00. The total theoretical profit was, therefore, $18,322.50, and such full amount has been repaid to the Company.

     CIBC and Khalifa have filed Form 13D in respect of their acquisition of certain 3% debentures issued by the Company, but the Company has not received copies of any filings by CIBC, Khalifa or RBB Bank of any filings which may be required under Section 16 of the Exchange Act. See "Legal Proceedings."

ITEM 10.  EXECUTIVE COMPENSATION.

     Effective January 27, 1997, the Company entered into a revised and restated employment agreement with McClain, as the Chief Executive Officer of the Company, the terms of which are as follows: (a) the term of the employment agreement is ten years from the effective date, which term is automatically renewed by one month at the end of each month; (b) the base salary is $125,000 annually, increased by ten percent each year; (c) a performance bonus equal to 7.5% of the net income before taxes of the Company for any year; (d) a revenue bonus equal to 10,000 shares of the Company's Common Stock for each increment of $250,000 by which the Company's gross monthly revenues exceed those of the prior month, starting from a base of $450,000; (e) 1,000 shares of a class of convertible preferred stock to be authorized by the Company, subject to terms of such class of preferred stock as are agreed to by the parties hereto; (f) any other bonus, supplemental or incentive compensation as may be approved by the Board of Directors; (g) nonqualified options to acquire up to 1,600,000 shares of the Company's Common Stock at an exercise price of $0.41 per share; and (h) a trigger to receive all unpaid compensation, whether or not earned, upon the occurrence of a change in control of the Company. For purposes of the employment agreement, change in control (25%) of either the outstanding shares of Common Stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally, or (ii) the approval by the stockholders of the Company of a reorganization, merger or consolidation, in which persons who were stockholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own or control more than fifty percent (50%) of the combined voting power entitled to vote generally in the election of directors of the surviving corporation of such reorganization merger or consolidation, or a liquidation or dissolution of the Company or of the sale of all or substantially all of the Company's assets,

     The Company entered into an employment agreement with Herbert S. Perman ("Perman"), dated October 1, 1995, and amended February 1, 1996. Pursuant to the Perman Agreement, which has a term of three years, Perman is employed as the Company's Chief Financial Officer and is compensated with an annual salary of $85,000, a one-time grant of 150,000 shares of the Company's Common Stock and a one-time grant of options to acquire 50,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. In addition, Mr. Perman shares in the Company's Executive Stock Bonus Plan, which provides for the issuance of shares of Common Stock upon increase of gross monthly revenues over a base of $450,000.

     The Company entered into an employment agreement with Geoffrey McClain, dated May 25, 1995, amended February 1, 1996, and amended February 1, 1997. Pursuant to the Geoffrey McClain Agreement, which has a term of three years, Geoffrey McClain is employed as the Company's Senior Vice-President and is compensated with an annual salary, as of February 1, 1997, of $98,000. In addition, Geoffrey McClain shares in the Company's Executive Stock Bonus Plan, which provides for the issuance of shares of Common Stock upon increase of gross monthly revenues over a base of $450,000.

     The Company entered into an employment agreement with Melissa Hart ("Hart"), dated May 25, 1995, and amended November 1, 1995, and amended February 1, 1996, and amended February 1, 1997. Pursuant to the Hart Agreement, which has a term of three years, Ms. Hart is employed as the Company's Regulatory Affairs Director and is compensated with an annual salary of $52,000, the granting of 50,000 shares of the Company's Common Stock. In addition, Ms. Hart shares in the Company's Executive Stock Bonus Plan, which provides for the issuance of shares of Common Stock upon increase of gross monthly revenues over a base of $450,000.

     As of November 15, 1996, the Company entered into a three-year employment agreement with Arthur West at an annual base salary of $78,000, plus other benefits. The Company has also agreed to pay a bonus to West equal to 1.5% of the gross sales of the Collectible Calling Cards Business during each quarterly period of his employment agreement. However, the annual bonus pay may not exceed $42,000, $54,000 or $67,000 during the first, second and third years, respectively, of the term of the employment agreement.

     As of January 2, 1997, the Company entered into entered into a three-year employment agreement with David Paolo at an annual base salary of $75,000, plus other benefits. In addition, the Company agreed to pay Paolo a contingent sum equal to either fifteen percent (15%) or twenty percent (20%) (such percentage being based on the gross profit of the Internet Services Business for the year ended December 31, 1997) of the value of the Internet Services Business after three years from the acquisition date. At the Company's sole option, up to fifty percent (50%) of the contingent sum may be paid in the form of shares of common stock of the Company which have certain registration rights.

     SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning compensation of certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December, 1996 and 1995:


                                                                                     Long Term Compensation
                                                                                     -----------------------------
                                              Annual Compensation                     Awards             Payouts
                                      ----------------------------------            -------------------  -------
(a)                         (b)      (c)          (d)        (e)            (f)     (g)       (h)           (i)
Name and                                                                            Other     Restricted      LTIP    All Other
Principal                            Salary       Bonus      Compen-                Awards     Options/     Payouts    Compen-
Position                    Year      ($)          ($)        sation        ($)     SARS (#)                  ($)      sation ($)
---------                   ----     ------       ------     --------      -----    --------  -----------  ---------  -----------
Roderick A. McClain         1996    137,000
CEO

Roderick A. McClain         1995    125,000
CEO


     OPTION/SAR GRANTS TABLE DURING LAST FISCAL YEAR. The following table sets forth certain information concerning grants of stock options to certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the year ended December 31, 1996:



                                                                                                         Potential Realizable
                                                                                                          Value at Assumed
                                                                                                           Annual Rates of
                                                                                                       Stock Price Appreciation
                                                     Individual Grants                                    For Option Term(1)
---------------------------------------------------------------------------------------------------------------------------------
(a)                           (b)                 (c)                 (d)            (e)                   (f)          (g)
                              Number of           % of
                              Securities          Total
                              Underlying          Options/
                              Options/            SARs                Exercise
                              SARs                Granted to          or Base
                              Granted             Employees           Price          Expiration
Name                          (#)                 in Fiscal Year      ($/Share)      Date                  5% ($)       10%($)
---------------------------------------------------------------------------------------------------------------------------------
Roderick A..
McClain.(2)                   1,600,000           100%                $0.41          1/02/07               $145,825     $221,647

     (1) This chart assumes a market price of $0.46875 for the Common Stock, the average of the bid and asked prices for the Company's Common Stock in the Over-The-Counter Market as of December 31, 1996, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, and does not give effect to any reduction for the payment of the exercise price for such options. Each of the options reflected in the chart was granted at exercise prices which the Company believes to have been determined at the fair market value as of the date of grant. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. The Company's Common Stock has been listed for trading on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. ("NASD") or in the "pink sheets" maintained by the National Quotation Bureau, Inc. (the "Over-The-Counter Market") since approximately July 7, 1995 under the symbol "GTMI." Prior to such time, the Company's Common Stock was listed for trading in the NASDAQ Small-Cap Market until being delisted on or about July 6, 1995. See Item 5 - "Market Price of Common Equity and Related Stockholder Matters."

     (2)  Mr. McClain has been granted an option to acquire up to 1,600,000
shares of Common Stock at an exercise price of $0.41 per share.   The option has
vested with respect to all 1,600,000 shares. All such options expire on January 2, 2007.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of April 7, 1997, the Company had issued and outstanding 18,301,907 shares of Common Stock. The following table reflects, as of April 7, 1997, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current executive officer named in the summary compensation table in this Form 10-KSB, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:


NAME AND ADDRESS OF BENEFICIAL OWNER         NUMBER OF SHARES           PERCENT
-------------------------------------        ----------------          --------
Roderick A. McClain (1,2)                         2,690,568              13.52

Allyson Rodriguez (1,2)                           2,690,568              13.52

Geoffrey F. McClain (1)                             280,820               1.53

Herbert S. Perman (1)                               150,000               0.82

Melissa Hart (1)                                     52,100               0.28

Neil Berman (3)                                     979,406               5.28

RBB Bank Aktiengesellschaft (4,5)                 7,895,161              25.84

Mohammed Ghaus Khalifa (5,6)                      2,688,171              11.96

Canadian Imperial Bank of Commerce (5,7)          2,721,774              12.09

All Directors and Officers as a Group (8)         3,173,488              15.95

-------------------------------------

# Pursuant to the rules of the Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(1) The address for each of these persons is the Company's principal executive office, located at 1121 Alderman Drive, Suite 200, Alpharetta, Georgia 30202.

(2) Includes spouse's shares (1,090,568) and options to acquire 1.6 million shares of Common Stock pursuant to Mr. McClain's employment agreement with the Company.

(3) Mr. Berman's address is 21346 St. Andrews Boulevard, #421, Boca Raton, Florida 33433. His shareholdings include options and warrants to acquire 244,050 shares of Common Stock.

(4) Includes 155,194 shares of Common Stock and up to 7,895,161 shares of Common Stock which may be convertible, as of April 7, 1997, from $3,916,000 par principal amount of 3% Convertible Debentures, issued in the name of RBB Bank Aktiengellschaft. The address for RBB Bank Aktiengesellschaft provided to the Company is Burgring 16, 8010 Groz, Austria. See "Legal Proceedings - RBB Bank-Khalifa Litigation."

(5) The per share conversion price for purposes of the number of shares calculated as beneficially owned by the named person, as of April 7, 1997, is based on the average closing bid price of the Common Stock ($0.496)
     during the five (5) trading days preceding April 7, 1997.   See "Legal
     Proceedings - RBB Bank-Khalifa Litigation."

(6) Includes up to 2,688,171 shares of Common Stock which may be convertible, as of April 7, 1997, from $1,333,333 par principal amount of 3% Convertible Debentures issued in the name of Mr. Khalifa. The address for Mr. Khalifa provided to the Company is 3671 Sunswept Drive, Studio City, California
     91604.   See "Legal Proceedings - RBB Bank-Khalifa Litigation."

(7) Includes up to 2,721,774 shares of Common Stock which may be convertible, as of April 7, 1997, from $1,350,000 par principal amount of 3% Convertible Debentures issued in the name of Canadian Imperial Bank of Commerce. The address for Canadian Imperial Bank of Commerce provided to the Company is
     Cottons Centre, Cottons Lane, London SE12QL, England.   See "Legal
     Proceedings - RBB Bank-Khalifa Litigation."

(8) Includes 1,573,488 shares of Common Stock and options to purchase up to 1,600,000 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In March 1995, the Company was advised by the former shareholders of the Company, including Roderick and Geoffrey McClain, of a dispute and their intent to seek issuance of certain shares of Common Stock. Under the terms of the acquisition, the former owners were entitled to receive shares of the Company's common stock equal to a percentage (not greater than 100%) of 461,250 shares. In settlement of the dispute between the former shareholders of the Company, including Roderick McClain (in connection with a further dispute over the terms of his employment agreement), and the Company, the Company's Board of Directors, excluding Roderick McClain, approved the terms of a settlement of the dispute. The settlement provided that the former Company shareholders be issued an aggregate of 450,000 shares of common stock and that 850,000 shares of common stock were issued to Roderick McClain pursuant to the terms of his employment agreement. Furthermore, the Board of Directors agreed to enter into a new long-term employment agreement with Roderick McClain as President and Chief Executive Officer, which was finalized as of June 15, 1995. This employment agreement was amended as of January 27, 1997.

     In September 1995, the Company reached a settlement agreement with certain employees and issued an aggregate of 119,148 shares of its restricted Common Stock to such employees for previous deferred compensation payment owed as follows: Geoffrey F. McClain - 55,200 shares; McClain - 39,948 shares; Melissa
D. Hart -12,000 shares; Michael Rogers - 12,000 shares.

     On January 30, 1996, the Company issued 200,000 shares of its Common Stock to Roderick McClain, purportedly pursuant to a "change in control" provision contained in Roderick McClain's employment agreement, dated May 15, 1995. On October 7, 1996, the disinterested members of the Board of Directors of the Company determined that such shares had been improperly issued, and such shares were canceled as of the date of purported issuance.

     The Company owns, through an affiliate of which the Company is the 100% beneficial owner, a building located at 1121 Alderman Drive, Alpharetta, Georgia
30202, which space serves as the Company's headquarters.   In connection with
obtaining financing for the purchase of the building, the Company formed a Georgia limited liability company ("LLC") to take title to the building. In order to meet a requirement of the limited liability company statute, each of three individuals, including Roderick McClain and Geoffrey McClain, took title to 25% of the stock of the LLC. All such stock is held in trust for the benefit of the Company, and all equitable interest in the LLC, including the rights to current profits and proceeds from the sale of assets, belongs to the Company.

     On December 31, 1996, open account advances made by the Company to Roderick McClain totaled $209,979.00. Effective December 31, 1996, Roderick A. McClain executed a demand promissory note, bearing interest at eight percent PER ANNUM for such amount. Management of the Company believes that the ability of Roderick McClain to repay this obligation depends on the financial success of the Company itself. No assurance can be given that such obligation will ever be repaid to the Company.

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

A.   FINANCIAL STATEMENTS

     Consolidated balance sheet of Global TeleMedia International, Inc. and subsidiaries as of December 31, 1996, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1996, and 1995.

B.   REPORTS ON FORM 8-K

     Current Reports on Form 8-K dated December 2, 1996, January 24, 1997 and January 30, 1997.

C.   OTHER EXHIBITS

     10.1 Amendment Number One, effective February 1, 1996, to Employment Agreement, dated May 26, 1995, between Geoffrey F. McClain and the Company.

     10.2 Amendment Number One, effective February 1, 1996, to Employment Agreement, dated October 1, 1995, between Herbert S. Perman and the Company.

     10.3 Amendment Number Two, effective February 1, 1997, to Employment Agreement, dated May 26, 1995, between Geoffrey F. McClain and the Company.

     10.4 Amendment Number Two, effective February 1, 1997, to Employment Agreement, dated May 26, 1995, between Melissa D. Hart and the Company.

     10.5 Employment Agreement effective January 27, 1997, between Roderick A. McClain and the Company.

     10.6 Agreement dated July 15, 1996, with IEX Corporation.(1)

     10.7 Settlement Agreement with Neil Berman for Rights to Common Stock, dated May 18, 1996. (2)

     27   Financial Data Schedule.


---------------------------
          (1) Filed as part of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

          (2) Filed as part of the Company's Current Report on Form 8-K, dated June 13, 1996.

INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

     Certain documents listed above as exhibits to this Report on Form 10-KSB are incorporated by reference from other documents previously filed by the Company with the Commission as follows:

           Previous Filing                   Exhibit Number
       Incorporated by Reference             in Form 10-KSB
       -------------------------            ------------------
1. Quarterly Report on Form 10-QSB               10.6
   for the quarter ended June 30, 1996

2. Current Report on Form 8-K                    10.7
   dated as of June 13 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 1997              GLOBAL TELEMEDIA INTERNATIONAL, INC.



                                   By:  /s/ Roderick A. McClain
                                       --------------------------------------
                                         Roderick A. McClain
                                         Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                   GLOBAL TELEMEDIA INTERNATIONAL, INC.



Dated: April 15, 1997              By:  /s/ Roderick A. McClain
                                       ------------------------------------
                                       Roderick A. McClain
                                       Chief Executive Officer and Director




Dated: April 15, 1997              By: /s/ Herbert S. Perman
                                       -------------------------------------
                                        Herbert S. Perman
                                        Chief Financial Officer and Director




Dated: April 15, 1997              By:  /s/ Geoffrey F. McClain
                                      --------------------------------------
                                        Geoffrey F. McClain
                                        Executive Vice-President and Director

                          Independent Auditors' Report



Board of Directors
Global Telemedia International, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Global Telemedia International, Inc. and the subsidiaries as of December 31, 1996, and the related consolidated statements of operations, and stockholders' equity deficiency and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Telemedia International, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Atlanta, Georgia
April 8, 1997

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996

                                     ASSETS

CURRENT ASSETS
   Cash                                                             $   69,770
   Accounts Receivable, net of Allowance of $63,885                    178,326
   Inventory                                                           479,322
   Other Current Assets                                                150,317
                                                                  ------------
          Total Current Assets                                         877,735

Property & Equipment, net of Accumulated
     Depreciation of $111,628                                        3,092,821

Other Assets                                                         1,405,044
                                                                  ------------
TOTAL ASSETS                                                      $  5,375,600
                                                                  ------------
                                                                  ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
   Accounts Payable                                               $  1,110,570
   Accrued Expenses                                                    709,559
   Current portion of  Capital Lease Obligations                         8,194
   Notes Payable                                                       523,467
                                                                  ------------
          Total Current Liabilities                                  2,351,790
                                                                 -------------
LONG-TERM LIABILITIES
   Notes Payable                                                     7,293,210
   Long-term Capital Lease Obligations, net of current portion          30,586
                                                                  ------------
          Total Long-term liabilities                                7,323,796
                                                                  ------------
          Total Liabilities                                          9,675,586
                                                                  ------------
STOCKHOLDERS' EQUITY DEFICIENCY
   Common Stock, $.004 par value; authorized 25,000,000
      shares; issued and outstanding 16,242,386 shares                  64,953
   Additional Paid in Capital                                        1,971,700
   Accumulated Deficit since October 1, 1995, net of
      $13,188,000 eliminated in quasi-reorganization               (6,336,639)
                                                                  ------------
   Total  Stockholders' Equity Deficiency                          (4,229,986)
                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY             $  5,375,600
                                                                  ------------
                                                                  ------------



The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995




                                                     1996              1995
                                                  ----------        ----------

TOTAL REVENUES                                    $1,391,759        $2,864,000
                                                  ----------        ----------
OPERATING EXPENSES:
   Communication and Marketing Services            1,712,276         1,293,000
   General and Administrative                      5,314,511         3,027,000
                                                  ----------        ----------
          Total Operating Expenses                 7,026,787         4,320,000
                                                  ----------        ----------
          Operating Loss                          (5,635,028)       (1,456,000)

OTHER INCOME (EXPENSES):
   Interest Expense                                 (211,837)          (59,000)
   Interest Income                                    27,563                -
   Other Expense                                           -        (1,653,000)
   Other Income                                      116,936           847,000
                                                  ----------        ----------
NET LOSS                                         $(5,702,366)      $(2,321,000)
                                                 ------------      ------------
                                                 ------------      ------------
NET LOSS PER SHARE                                  $  (0.50)         $  (0.30)
                                                 ------------      ------------
                                                 ------------      ------------
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    11,517,942         7,629,987
                                                 ------------      ------------
                                                 ------------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                     1996               1995
                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                       $(5,702,366)      $(2,321,000)
                                                 ------------      ------------
  Adjustments:
    Depreciation and Amortization                    333,752           580,000
    Stock Issued for Services                        269,355           187,000
    Loss on Disposal of Equipment and Investments     14,327             2,000
    Foreclosure Loss                                       -         1,230,000
    Changes in:
        Accounts Receivable                         (178,326)          370,000
        Inventory                                   (440,228)                -
        Other Current Assets                         (54,317)           63,000
        Accounts Payable                             789,654        (1,106,000)
        Accrued Expenses                             655,481                 -
                                                 ------------      ------------
              Total Adjustments                    1,389,698         1,326,000
                                                 ------------      ------------
Net cash used in operating activities             (4,312,668)         (995,000)
                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Property and Equipment          (1,166,888)          (60,000)
   Deposit for Purchase of Equipment                (650,000)                -
   Goodwill                                         (327,150)                -
   Proceeds from Sale of Equipment                     3,000                 -
                                                 -----------       ------------

Net cash used in investing activities             (2,141,038)          (60,000)
                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on Notes Payable                     6,396,015           310,000
   Proceeds from Sale of Common Stock                468,728           676,000
   Payments on Notes Payable                         (60,000)           (3,000)
   Payments on Capital Lease Obligations             (28,666)
   Borrowings from Officer                                 -            10,000
   Advances from Factor                                    -           223,000
   Debt Acquisition Costs                           (445,601)                -
                                                 ------------      ------------
Net cash provided by financing activities          6,330,476         1,216,000
                                                 ------------      ------------

NET (DECREASE) INCREASE IN CASH                     (123,230)          161,000

CASH BEGINNING OF YEAR                               193,000            32,000
                                                 ------------      ------------
CASH END OF YEAR                                     $69,770          $193,000
                                                 ------------      ------------
                                                 ------------      ------------
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
    Cash Paid for Interest                           $66,319           $35,000
                                                 ------------      ------------
                                                 ------------      ------------



The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                     1996              1995
                                                   ---------        ----------
Assets and Liabilities transferred in foreclosure:
     Accounts Receivable                           $    -           $  622,000
     Property and Equipment                             -              769,000
     Accounts Payable and Accrued Expenses              -            1,625,000
     Notes Payable                                      -              534,000
                                                   ---------        ----------
                                                   $    -           $3,550,000
                                                   ---------        ----------
                                                   ---------        ----------

Details of acquisition:
   Fair value of assets acquired                    $480,000
   Liabilities assumed                              $694,000


Debt of $1,830,000 was incurred to purchase a building in 1996.

A capital lease obligation of $63,669 was incurred in 1996 when the Company entered into a lease for new equipment.


The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                        Common Stock Issued        Additional       Common Stock                           Total
                                     -------------------------      Paid-In          Issued for                       Shareholders'
                                       Shares     Par Value         Capital        Future Services       Deficit         Equity
                                     ----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994            4,893,933     $19,735       $12,542,363        ($43,000)       ($11,501,273)     $1,017,825

Sale of Stock                         1,301,410       5,000           671,000               -                   -         676,000
Shares issued to Directors            1,345,148       6,000            62,000               -                   -          68,000
Shares Issued to Consultants            800,000       3,000            37,000               -                   -          40,000
Shares Issued to Employees for
   compensation                         547,500       2,000            25,000               -                   -          27,000
Shares Issued in connection with
   contingent fee                     1,050,000       4,000            48,000               -                   -          52,000
Compensation Earned                           -           -                 -          43,000                   -          43,000
Deficit Reclassification in
   connection with quasi-
   reorganization as of
   October 1, 1995                            -           -       (13,188,000)              -          13,188,000               0
Net Loss                                      -           -                 -               -          (2,321,000)     (2,321,000)
                                    -----------  ----------        ----------     -----------         -----------     -----------
BALANCE, DECEMBER 31, 1995            9,937,991      39,735           197,363               0            (634,273)       (397,175)

Sale of Stock                            12,500          50             6,178               -                   -           6,228
Shares Issued to Consultants          1,964,000       7,856           219,899               -                   -         227,755
Shares Issued to Employees for
   Compensation                         642,300       2,569            29,546               -                   -          32,115
Shares Issued in Connection with
   Settlement                           929,406       3,718            52,767               -                   -          56,485
Cancellation of Shares Issued
   to Director                         (200,000)       (800)           (9,200)              -                   -         (10,000)
Exercise of Warrants                    450,000       1,800           460,700               -                   -         462,500
Conversion of Notes Payable           2,506,189      10,025         1,097,403               -                   -       1,107,428
Conversion of Debt Financing Cost             -           -           (82,956)              -                   -         (82,956)
Net Loss                                      -           -                 -               -          (5,702,366)     (5,702,366)
                                    -----------  ----------        ----------     -----------         -----------     -----------
BALANCE DECEMBER 31, 1996            16,242,386     $64,953        $1,971,700         $     0         ($6,336,639)    ($4,299,986)
                                    -----------  ----------        ----------     -----------         -----------     -----------
                                    -----------  ----------        ----------     -----------         -----------     -----------


The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is primarily engaged in the marketing of long distance telephone and related services. The Company sells its services to individuals and other customers throughout the United States.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, as well as a less than majority owned entity which it controls. Significant intercompany accounts and transactions have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

Purchased property and equipment are recorded at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, commencing when the assets are installed or placed in service. The estimated useful lives are 18 years for buildings, 10 years for furniture and fixtures, 7 years for office equipment, and 5 years for computer equipment. The cost of installed equipment includes expenditures for installation. Capital leases are recorded at lower of fair market value or the present value of future minimum lease payments. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

INVENTORY

Inventory consists of promotional and training materials used in the Vision 21 marketing program and products sold through the Company's Collectible Calling Card Business. These amounts are recorded at the lower of cost (first-in, first-out) or market value.

GOODWILL

The Company has classified as goodwill the cost in excess of fair value of the net identifiable assets acquired from the Collectible Calling Card Business acquisition in November 1996. Goodwill is currently being amortized over three years using the straight-line method.

ADVERTISING EXPENSE

The advertising expense includes the cost of sales brochures, print advertising in trade publications and trade shows. The cost of advertising is expensed as incurred. The Company incurred $147,966 and $17,758 in advertising costs during 1996 and 1995, respectively.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued SFAS 123 "Accounting for Stock Based Compensation," which the Company elected to adopt as of January 1, 1996. Under SFAS 123, the Company recognizes compensation and other expense using a fair value methodology. This policy is consistent with the Company's prior accounting.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates in the financial statements include the assumption the Company will continue as a going concern. This assumption could change in the near term.

NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during each period. Common stock equivalents include stock warrants. For 1996 and 1995, common stock equivalents were not considered in the calculation of net loss per share as they were anti-dilutive.

2. OTHER ASSETS

Other assets consist of the following at December 31, 1996:

Deposit for purchase of equipment                                   $   650,000
Prepaid debt acquisition costs, net of accumulated amortization         445,601
Goodwill, net of amortization of $17,707                                309,443
                                                                   ------------
                                                                     $1,405,044
                                                                   ------------
                                                                   ------------

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1996:

Building                                                           $  2,596,772
Furniture and fixtures                                                  132,719
Equipment                                                               340,799
Leasehold improvements                                                  134,159
                                                                   ------------
                                                                      3,204,449
Less accumulated depreciation                                           111,628
                                                                   ------------
                                                                   $  3,092,821
                                                                   ------------
                                                                   ------------

Depreciation expense for the years ended December 31, 1996 and 1995 was $55,597 and $46,070.

4. NOTES PAYABLE AND LITIGATION

Notes payable consist of the following at December 31, 1996:

Current:
   18 % note payable, due on demand                                 $   273,467
   Floating rate notes, due on demand.                                  250,000
                                                                   ------------
                                                                    $   523,467
                                                                   ------------
                                                                   ------------

Long Term:
   10% convertible debentures, due on April 3, 1998                $    250,000
   12% note payable, due February, 1999                               1,830,000
   Floating rate convertible debentures                               5,213,210
                                                                   ------------
                                                                   $  7,293,210
                                                                   ------------
                                                                   ------------

During April 1996, the Company sold $250,000 of various floating rate notes. These notes are payable on demand and have been secured by the Company's rights under a long distance service agreement entered into in the prior year.

On April 3, 1996, the Company sold $2,500,000 of 10% convertible debentures to a group of investors, of which $250,000 has been received to date. The convertible debentures are payable in full two years from the date of sale. Holders of the convertible debentures may convert principal and accrued interest all or in part into Common Stock after April 1996. On January 10, 1997, the debentures were amended to reflect a total amount of $350,000, convertible into shares of Common Stock at a revised conversion price of $0.50, plus piggyback registration rights.

From July 30, 1996 through August 28, 1996, the Company sold $6,683,333 of 3% convertible debentures at a discount with an effective interest rate of approximately 14.5%. The convertible debentures are due August 15, 1998 and may be paid in cash or in common stock.

During the period from November 15, 1996 through January 3, 1997, the Company received a number of requests for conversion of the par principal amount plus accrued interest of the 3% convertible debt into unrestricted shares of Common Stock. The Company has taken the position that the debenture holders have not complied with the terms of the Subscription Documents and accordingly has not issued shares pursuant to the requests.

On January 22, 1997, two of the three debenture holders, (collectively, "Plaintiffs") filed a complaint in the United States District Court for the Northern District of Georgia, Atlanta Division (Civil Action No. 1 97-CV-0179) against the Company. The complaint alleges claims for breach of contract and for declamatory and injunctive relief with respect to the requests of the Plaintiffs to convert $333,000 and $500,000, respectively, par principal amount of Debentures into shares of the Company's Common Stock pursuant to the Subscription Documents. The complaint seeks injunctive relief against the Company to issue the shares to Plaintiffs in accordance with the conversion requests, and for an unstated amount of compensatory damages, attorney's fees, costs and expenses. If the plaintiffs are successful, they could become significant holders of the Company's common stock, diluting the interest of existing common shareholder.

The Company has filed an answer with affirmative defenses and counterclaims to the above action. There can be no assurances as to the resolution of these matters.

During February, 1997, the Company re-negotiated the $1,830,000 short-term debt on the building which houses its corporate headquarters. The new note bears interest at 12%. Interest only is payable monthly through February, 1998. Monthly principal and interest payments are due commencing March, 1998. The note is due February, 1999, with an optional extension of 11.5 months.

Maturities of long-term debt are as follows:


          1997           $        -
          1998            5,482,562
          1999            1,810,648
                         ----------
                         $7,293,210
                         ----------
                         ----------

5. INCOME TAXES:

Deferred income taxes and the related valuation allowances result from the potential tax benefits of tax carry forwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:


                                                     1996              1995
                                                  ----------        ----------
Deferred tax assets                               $5,334,000        $3,053,000
Less valuation allowance                           5,334,000         3,053,000
                                                  ----------        ----------
Net deferred tax assets                           $    -            $    -
                                                  ----------        ----------
                                                  ----------        ----------

Following is a reconciliation of applicable U.S. federal income tax rates (credits) to the effective tax rates included in the Consolidated Statements of
Operations:

                                                      1996            1995
                                                    -------         -------
U.S. federal income tax rate                         (34.0)%         (34.0)%
State income tax rate, net of federal tax
   benefit                                            (3.6)           (3.6)
Tax loss carryforwards                                37.6            37.6
                                                     ------          ------
                                                        -  %            -  %
                                                     ------          ------
                                                     ------          ------

At December 31, 1996, the Company had available net operating loss carryforward for income tax reporting purposes as follows:

                               Net Operating
        Arose In               Loss Carry             Expiring in Year
       Year Ended                Forward                   Ended
       ----------             --------------          ----------------

          1987                $  107,000                    2002
          1988                   906,000                    2003
          1989                 1,320,000                    2004
          1990                 2,280,000                    2005
          1991                   619,000                    2006
          1992                   309,000                    2007
          1993                    22,000                    2008
          1994                 1,315,000                    2009
          1995                   867,000                    2010
          1996                 5,702,000                    2011
                             -----------
     Total                   $13,447,000
                             -----------
                             -----------

In addition the Company has $1,244,327 of capital loss carry forward, which expires in 2000 and can be used to offset capital gains, if any.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Significant financial instruments consist of notes payable that are either demand or due through 1998. The Company does not have the funds required to settle these amounts currently. As a result, the Company is unable to estimate the timing and ultimate form of the settlement of these liabilities. It believes that if the current holders were to sell such instruments to other parties, the sales price would be substantially less that the carrying value.

7. RELATED PARTY TRANSACTIONS

On January 30, 1996, the Company issued 200,000 shares of its Common Stock to its President/CEO, purportedly pursuant to a "change in control" provision contained in his employment agreement, dated May 15, 1995. On October 7, 1996, the disinterested members of the Board of Directors of the Company determined that such Shares had been improperly issued, and such Shares were canceled as of the date of purported issuance.

Separately, the Company has a note receivable from its President/CEO in the amount of $209,979 at December 31, 1996. The note bears interest at 8% and is due on demand. His ability to repay this debt is currently dependent upon the success of the Company. As a result, the receivable has been reserved.

The Company leases its headquarters from a limited liability company ("LLC"). The Company contributed capital of $850,000 and was issued 25% of the equity in the LLC. The Company's President was issued 25%, another officer was issued 25% and the remaining 25% was issued to an unaffiliated mortgage broker. The building, related mortgage and operations of the LLC have been included in the 1996 consolidated financial statements.

8. ACQUISITIONS

During 1996, the Company acquired substantially all of the assets and assumed certain liabilities of a company that produces and markets collectible trading cards and prepaid calling cards. The value of assets transferred to the Company in connection with this purchase was approximately $480,000, and liabilities of approximately $694,000 were assumed. The Company also agreed to offset $120,000 of indebtedness owed by the Sellers to the Company and paid an obligation of $65,000 owed by the seller to an unaffiliated third party. Effective November 6, 1996, the acquired Company's operations were included in the consolidated financial statements.

In addition to the consideration above, the Company has agreed to pay the Seller a contingent sum equal to 20% of the value of the business three years from the acquisition date.

The following table reflects unaudited (1996) and audited (1995) pro-forma combined results of operations of the Company and the acquiree on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented.


                                           1996                     1995
                                       -----------              -----------
          Revenues                     $ 2,760,025              $ 5,195,627
          Net loss                     $(5,317,015)             $(3,353,043)
          Loss per share               $      (.46)             $      (.30)

The pro-forma results do not purport to be indicative of the results of operations which actually would have been in effect on January 1, 1995, or of future results of operations of the consolidated entities.

9. LICENSE AGREEMENT

On January 23, 1995 the Company licensed its former food products business, sold the inventory and assigned the rights to the distribution network used in the sale of the products. The contract provides for various royalties based on type of sale and product. The agreement also has provisions for minimum quarterly royalties beginning the third quarter of 1995 and continuing for seven quarters. During the first quarter of 1995, the Company recognized the initial $275,000 license fee, as all the initial services required under the terms of the agreement were performed. The Company received $115,000 in royalties during 1996.

10. FORECLOSURE LOSS

During 1995, in connection with an agreement to sell restricted stock, the Company entered into a loan agreement with the potential investor. The loan was secured by the Company's list of customers on a certain long-distance carrier and certain other assets. The loan agreement required the Company to maintain its NASDAQ listing until the closing of the stock sale agreement. Prior to the closing date, the Company was delisted from NASDAQ and was, therefore, in default of the loan agreement. As part of the foreclosure proceedings, the Company agreed to transfer all the shares of stock of its subsidiary, Global TeleMedia, Inc. In addition, the Company transferred certain other assets not included among the assets of the subsidiary but which were also pledged as security.

Included in the consolidated statement of loss are the operating results of a foreclosed subsidiary (which are substantially all revenues of the Company) for the period January 1, through June 30, 1995 as follows:

          Sales                   $  2,747,678
          Costs and expenses        (4,323,413)
                                  -------------
          Operating Loss          $ (1,575,735)
                                  -------------
                                  -------------

Since the Company remains in the business of marketing long distance telephone services, the foregoing does not qualify as the disposal of a business segment.

In connection with the foreclosure of its interest in the subsidiary, the acquiring entity made a claim that the Company did not transfer all the assets required under the terms of the security agreement. Subsequent to December 31, 1995, the parties reached a settlement of approximately $135,000.

11.  CORPORATE READJUSTMENT

In view of significant changes in the Company's marketing and other operating practices, and its management, the Board of Directors of the parent and its wholly-owned subsidiaries approved at a special meeting on April 12, 1996 a corporate readjustment of stockholders' equity accounts as of October 1, 1995, effected in accordance with accounting principles applicable to quasi-reorganizations. Under Florida law (the state of incorporation of the parent), this action does not require shareholder approval. The adjustment was effected by offsetting the accumulated deficit as of September 30, 1995, of $13,188,000, against additional paid-in capital.

Because the carrying amounts of the Company's assets and liabilities approximate their fair or net realizable values, no further valuation adjustments were necessary in connection with the readjustment.

12.  COMMITMENTS

The Company has employment agreements with certain officers and key employees, which expire at various times through 2007.

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

On July 15, 1996, the Company entered into an agreements to purchase enhanced telephone switching equipment for $2,600,000. As of December 31, 1996, $650,000 has been paid.

During 1996, the Company entered into various agreements for communication services which commit approximately $16,860,000 over the next five years as follows:

               1997                     $2,115,000
               1998                      4,620,000
               1999                      4,500,000
               2000                      3,000,000
               2001 and thereafter       2,625,000
                                       -----------
                                       $16,860,000
                                       -----------
                                       -----------

13. WARRANTS

The Company has granted warrants to its employees and to non-employees for services to acquire its common stock at various times and under various agreements at prices that approximated or exceeded fair value at the date of issue. The following table represents the roll forward of warrants for Fiscal Year Ended December 31, 1996 and 1995:


                                                     1996            1995
                                                  ----------     ----------
Outstanding, beginning of year                       897,500      1,349,500
Granted (1996 - $1.00 to $2.40 per share           2,025,500         55,000
Exercised (1996 - $.50 to $5.00 per share)          (450,000)         ---
Expired or Forfeited during the year
   (1996 $1.00 to $1.25 per share)                   (80,000)      (507,000)
                                                  ----------     ----------
Outstanding and exercisable, end of year
   (1996 - $1.00 to $5.00 per share)               2,393,000        897,500
                                                  ----------     ----------
                                                  ----------     ----------

The Company measures compensation cost using the fair value-based accounting method.

14.  SUBSEQUENT EVENTS

As of January 2, 1997, the Company acquired substantially all of the assets and assumed certain liabilities related to the Internet service provider business of Log On America, Inc.

15. GOING CONCERN

The Company's financial statements for the years ended December 31, 1996 and 1995 have been prepared on the assumption that the Company will continue as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $5,702,366 for the year ended December 31, 1996, and has a working capital deficiency of $3,304,055 and an equity deficiency of $4,299,986. In addition, as discussed in Note 4, there is ongoing litigation that potentially could affect the Company's financial position. Also, the Company is in arrears on their payroll tax liabilities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is actively involved in attempting to sell debt and equity securities as well as looking for other sources of funding. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds that the Company will achieve profitability or positive cash flow.

16. FOURTH QUARTER RESULTS:

Significant adjustments made in the fourth quarter of 1996:

   Write off deposits                                         $336,000
   Reserve for note receivable, President/CEO                  209,979
   Expenses associated with purchase of building               154,700
                                                              --------
                                                              $700,679
                                                              --------
                                                              --------