Form 10QSB
period 1997-03-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1997-05-14
CIK 789562

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  March 31, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to

                         Commission file number 0-15818

                      GLOBAL TELEMEDIA INTERNATIONAL, INC..
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
Yes  X    No
    ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes      No
    ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date 18,301,907 shares of Common Stock as of April 7, 1997.

     Transitional Small Business Disclosure Format (Check One):
Yes      No  X
    ---     ---

                        GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-QSB
                          FOR QUARTER ENDED MARCH 31, 1997

                                       INDEX

                                                                          Page
                                                                          ----
Consolidated Balance Sheet as of March 31, 1997........................     1

Consolidated Income Statements for the Three
     Months ended March 31, 1997 and March 31, 1996....................     2

Consolidated Statements of Cash Flows for the
     Months ended March 31, 1997 and March 31, 1996....................     3

Consolidated Statements of Shareholders' Equity for the
     Three Months ended March 31, 1997 ................................     4

Notes to Consolidated Financial Statements.............................     5

Part I - Item 2. Management's Discussion and Analysis of Financial
     Condition, Liquidity and Capital Resources, and Results of
     Operations........................................................    10

Signatures.............................................................    12

Part II - Item 6. Exhibits.............................................    13

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997
                                  (UNAUDITED)

                                    ASSETS
Current Assets
     Cash                                                      $    14,767
     Accounts receivable, net of Allowance of $226,632             411,273
     Due from stockholders                                         325,000
     Inventory                                                     474,186
     Other current assets                                           98,609
                                                                ----------
               Total Current Assets                              1,323,835

Property and equipment, net of accumulated
 depreciation of $199,362                                        4,038,526
Other Assets                                                     1,443,195
                                                                ----------
TOTAL ASSETS                                                   $ 6,805,556
                                                                ----------
                                                                ----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current Liabilities
     Accounts payable                                          $ 3,077,860
     Accrued expenses                                            1,215,772
     Current portion of Capital Lease Obligations                    8,451
     Notes Payable                                                 523,467
                                                                ----------
               Total Current Liabilities                         4,825,550
 Long-Term Liabilities
     Notes Payable                                               7,584,235
     Long-term Capital Lease Obligations, net of current
       portion                                                      28,374
                                                                ----------
               Total Long-Term Liabilities                       7,612,609

Stockholders' Equity Deficiency
     Common stock, $.004 par value, authorized 25,000,000 shares;
        issued and outstanding 18,301,907                           73,191
     Additional paid-in capital                                  2,908,875
     Accumulated deficit                                        (8,614,669)
                                                                ----------
               Total Stockholders' Equity Deficiency            (5,632,603)
                                                                ----------

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY DEFICIENCY            $ 6,805,556
                                                                ----------
                                                                ----------


The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                             March 31
                                                        1997            1996

 TOTAL REVENUES:                                    $ 1,609,006      $  339,765
                                                     ----------       ---------
 OPERATING EXPENSES:
           Communication and Marketing Services       1,680,009         243,020
           General and Administrative                 2,063,452         769,658
                                                     ----------       ---------
                     Total Operating Expenses         3,743,461       1,012,678
                                                     ----------       ---------
                     Operating Loss                  (2,134,455)       (672,913)
                                                     ----------       ---------
 OTHER INCOME (EXPENSES):
           Interest Expense                            (149,936)         (6,606)
           Other Income                                   6,361           7,419
                                                     ----------       ---------

 NET LOSS                                           $(2,278,030)      $(672,100)
                                                     ----------       ---------
                                                     ----------       ---------

 NET LOSS PER SHARE                                        (.13)           (.07)
                                                     ----------       ---------

 WEIGHTED AVERAGE NUMBER OF SHARES
          OUTSTANDING                                17,497,988      10,211,824
                                                     ----------       ---------

The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Three months ended March 31
                                                       1997            1996
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                         $ (2,278,030)       (672,100)
                                                    -----------       ---------

Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                      242,876           5,340
     Stock issued for services                           45,413               -
     Changes in assets and liabilities:
       Decrease (increase) in:
         Receivables and amounts due from
          stockholders                                 (557,947)         (4,210)
         Inventories                                      5,136         (11,646)
         Other current assets                           160,739          (5,706)
       Increase (decrease) in:

         Accounts payable and accrued expenses        2,481,954        (309,418)
           Capital lease obligation                     (10,406)              -
                                                    -----------       ---------
       Total adjustments                              2,367,765        (293,196)
                                                    -----------       ---------
Net cash provided (used) from  operating activities      89,735        (378,904)
                                                    -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Goodwill                                          (147,182)              -
     Acquisition on property and equipment             (997,556)        (31,276)
                                                    -----------       ---------
Net cash used in investing activities                (1,144,738)        (31,276)
                                                    -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on notes payable                        100,000         115,800
     Proceeds from issuance of common stock             900,000          93,359
                                                    -----------       ---------
Net Cash Provided by Financing Activities             1,000,000         209,159
                                                    -----------       ---------
Net Decrease in Cash                                    (55,003)       (201,021)
Cash at Beginning of  Period                             69,770         192,976
                                                    -----------       ---------
Cash at End of Period                                  $ 14,767        $ (8,045)
                                                    -----------       ---------
                                                    -----------       ---------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

    Details of acquisition:
               Fair value of assets acquired          $ 92,186
               Liabilities assumed                    $241,368

The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 MARCH 31, 1997
                                   (UNAUDITED)


                                                    Common Stock Issued           Additional                        Total
                                              -----------------------------        Paid-In                        Shareholders'
                                                    Shares        Par Value        Capital          Deficit         Equity
                                              ---------------------------------------------------------------------------------
Balance, December 31, 1996                        16,242,386       $ 64,953       $1,971,700      $(6,336,639)    $(4,299,986)

Shares Issued to Consultants                          32,051            128           23,910                 -         24,038

Exercise of Warrants                               2,100,000          8,400          916,600                 -        925,000

Compensation Earned                                   40,000            160            1,840                 -          2,000

Cancellation of shares previously granted           (112,500)          (450)          (5,175)                -         (5,625)

Net Loss                                                   -              -                -        (2,278,030)    (2,278,030)
                                                  ----------       --------       ----------        ----------     -----------
Balance, March 31, 1997                           18,301,937       $ 73,191       $2,908,875       $(8,614,669)   $(5,632,603)
                                                  ----------       --------       ----------        ----------     -----------
                                                  ----------       --------       ----------        ----------     -----------



The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, as well as less than majority owned entity which it controls. Significant intercompany accounts and transactions have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

Purchased Property and equipment are recorded at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, commencing when the assets are installed or placed in service. The estimated useful lives are ten years for furniture and fixtures, seven years for office equipment, and five years for computer equipment. The cost of installed equipment includes expenditures for installation. Capital Leases are recorded at lower of fair market value or the present value of future minimum lease payment. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

INVENTORY

Inventory consists of promotional and training materials used in the Vision 21 marketing program and products sold through the Company's Collectible Calling Card Business. These amounts are recorded at the lower of cost (first-in, first-out) or market value.

GOODWILL

The Company has classified as goodwill the cost in excess of fair value of the net identifiable assets acquired from the Collectible Calling Card Business acquisition in November 1996 and Internet Service Business acquisition in January 1997.

STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued SFAS 123 "Accounting for Stock Based Compensation," which the Company elected to adopt as of January 1, 1996. Under SFAS 123, the Company recognizes compensation expense for all stock-based compensation, using a fair value methodology. This policy is consistent with the company's prior accounting.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that effect the reported amounts of assets are, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates in the financial statements include the assumption the Company will continue as a going concern. The assumption could change in the near term.

INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission.
Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1996, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10-KSB for the year ended December 31, 1996. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods presented.

The periods presented are the three months ended March 31, 1997 and 1996, respectively. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2. OTHER ASSETS

Other assets consist of the following at March 31, 1997

Deposit for purchase of equipment......................    $  650,000
Prepaid debt financing, net of accumulated
  amortization.........................................       377,857
Goodwill, net of amortization of $60,994...............       415,338
                                                            ---------
                                                           $1,443,195
                                                            ---------
                                                            ---------

3. NOTES PAYABLE AND LITIGATION

Notes payable consist of the following at March 31, 1997

Current:
   18% note payable, due on demand....................     $  273,467
   Various floating rate notes, due on demand.........        250,000
                                                            ---------
                                                           $  523,467
                                                            ---------
                                                            ---------
Long Term:
   10% convertible debentures, due on April 3, 1998... $ 350,000 12% note payable, due February, 1998, secured by
     building.........................................      1,830,000
   Floating rate convertible debentures, due on
     demand...........................................      5,404,235
                                                            ---------
                                                           $7,584,235
                                                            ---------
                                                            ---------

During April 1996, the Company sold $250,000 of various floating rate notes. These notes are payable on demand and have been secured by the Company's rights under a long distance service agreement entered into in the prior year.

On April 3, 1996, the Company sold $2,500,000 of 10% convertible debentures to a group of investors. The convertible debentures are payable in full two years from the date of sale. Holders of the convertible debentures may convert principal and accrued interest all or in part into Common Stock after April 1996. On January 10, 1997, the debentures were amended to reflect a total amount of $350,000, convertible into shares of Common Stock at a revised conversion price of $0.50, plus piggyback registration rights.

From July 30, 1996 through August 28, 1996, the Company sold $6,683,333 of certain 3% convertible debentures at a discount with an effective interest rate of approximately 14.5%. The convertible debentures are due August 15, 1998 and may be paid in cash or in common stock.

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

On January 22, 1997, two of the three debenture holders, (collectively, "Plaintiffs") filed a complaint in the United States District Court for the Northern District of Georgia, Atlanta Division (Civil Action No. 1 97-CV-0179) against the Company. The complaint alleges claims for breach of contract and for declamatory and injunctive relief with respect to the requests of the Plaintiffs to convert $333,000 and $500,000, respectively, par principal amount of Debentures into shares of the Company's Common Stock pursuant to the Subscription Documents. The complaint seeks injunctive relief against the Company to issue the shares to Plaintiffs in accordance with the conversion requests, and for an unstated amount of compensatory damages, attorney's fees, costs and expenses. If the plaintiffs are successful, they could become significant holders of the Company's Common Stock, diluting the interest of existing common shareholders.

The Company has filed an answer with affirmative defenses and counterclaims to the above action. There can be no assurances as to the resolution of these matters.

During February, 1997, the Company renegotiated the $1,830,000 short-term debt on the building which houses its corporate headquarters. The new note bears interest at 12%. Interest only is payable monthly through February 1998. Monthly principal and interest payments are due commencing March 1998. The note is due February, 1999, with an optional extension of 11.5 months.

Maturities of long-term debt are as follows:

     1997           $     -
     1998            5,482,562
     1999            1,810,648
                     ---------
                    $7,293,210
                     ---------
                     ---------

4.  COMMITMENTS

The Company has employment agreements with certain officers and key employees, which expire at various times through 2007.

The Company's long distance and marketing activities are subject to certain federal and state regulations. The Company is involved in various regulatory matters as well as lawsuits incidental to its business. In the opinion of management, these regulatory matters and lawsuits in the aggregate will not have an material adverse effect on the Company's financial position or the results of operations of future periods.

On July 15, 1996, the Company entered into an agreement to purchase enhanced switching equipment for $2,600,000. As of March 31, 1997, $650,000 has been paid.

During 1996, the Company entered into various agreements for communication services which commit approximately $16,860,000 over the next six years as follows:

     1997                     $ 2,115,000
     1998                       4,620,000
     1999                       4,500,000
     2000                       3,000,000
     2001 and thereafter        2,625,000
                               ----------
                              $16,860,000
                               ----------
                               ----------

5. SUBSEQUENT EVENTS

The Company entered into an agreement (the "Agreement"), on April 12, 1997, as amended on May 1, 1997, with a major distributor of prepaid calling cards (the "Distributor") pursuant to which the Distributor will purchase long-distance telecommunications facilities from the Company to market prepaid telephone calling cards. The term of the Agreement is twenty-four months, plus a ramp-up period during which it is anticipated that the Company will take the necessary steps to insure that its telecommunication switches and lines have the necessary capacity to provide the volume and types of telecommunications services expected to be purchased on a regular basis by the Distributor and the Distributor will build up its demand for telecommunications services to the level of volume called for in the Agreement (the "Ramp-Up" period). The Agreement shall automatically renew for consecutive periods of one year unless one party gives written notice to the other party, no later than six months before expiration of the Agreement, of its intention to terminate.

At the beginning of the Ramp-Up period, the Distributor will make a deposit with the Company against the costs of telecommunications traffic for the first month of the Agreement. As of May 12, 1997, the Distributor has deposited approximately $500,000 with the Company. After completion of the Ramp-Up period, when the Distributor, for any month, purchases from the Company at least $10 million in telecommunications services, the Distributor shall then be obligated to pay the Company, for each subsequent month, a minimum of $10 million for telecommunication services.

Simultaneously with execution of the Agreement, the Company and the Distributor entered into a Marketing Consulting Agreement pursuant to which the Distributor will provide certain consulting services to the Company in return for the granting of certain options for purchase of shares of the Company's Common Stock, based on cedrtain performance criteria.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             FINANCIAL POSITION

The Company's cash decreased during the three months ended March 31, 1997. Principal sources of funds consisted of (i) borrowings on notes payable ($100,000) and (ii) proceeds from the issuance of common stock ($900,000). The primary uses of funds consisted of (i) additions to property and equipment ($997,556).

During the first quarter, the Company continued to improve the merchandise and product offering for Vision 21 and began selling wholesale international time to other Carriers. Based on the Company's positive feedback on these new products, the Company had an increase in Accounts Receivable.

The increase in property and equipment reflects the acquisition of additional telecommunications equipment purchased in conjunction with the Company's nationwide network.

The increase in accounts payable and accrued expenses resulted from the Company's cash position. The increase in notes payable and accrued interest represents the amortization of debt discounts from various previously issued demand notes and convertible debentures. In addition, the Company issued an additional $100,000 of convertible debentures during the same three months ended.

The Company received $1,000,000 from the issuance of common stock. The majority of these proceeds were received from the exercise of various options at prices ranging from $.40 to $.50 per share. These funds have been used for working capital purposes.

                      LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

As of March 31, 1997, the Company had notes payable totaling $8,107,702, accrued but unpaid expenses totaling $1,215,772, and current accounts payable totaling $3,077,860. As of March 31, 1997, the Company's negative cash flow is approximately $450,000 per month. Although management of the Company anticipates an improvement in the Company's cash flow position from increased revenues from one or more of its businesses, no assurance can be given to that effect. Even if such increases were to occur, management believes that the Company can sustain operations only by the infusion of substantial amounts of financing. No assurances can be given that such financing will be available at terms acceptable to the Company, or at all. Inability to obtain such financing could force the Company to cease all business operations.

In the Company's 10-KSB filing on April 15, 1997, the Company's auditors included an explanatory paragraph in their Report of Independent Certified Public Accountants to the effect that recovery of the Company's assets are dependent upon future events, the outcome of which is indeterminable, and that the successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost corporate infrastructure. There can be no assurances that such financing can be completed on terms favorable to the Company or at all, or that the business of the Company will ever achieve profitable operations.

                              RESULTS OF OPERATIONS

The Company seeks to manage its business to enhance long-term growth and shareholder value. The Company also seeks to utilize financial leverage, equity funding, and cash flow generated from operations to support capital expenditures and possible future acquisitions. The Company intends to be an acquirer of new technologies that would (i) result in an acceptable rate of return on such long term investments and (ii) provide adequate opportunity to effectively implement the Company's operating strategies.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

OPERATING (LOSS)

Communication and marketing services and related expenses increased for the three months ended March 31, 1997 compared to the prior year as the Company is beginning to recognize the benefits associated with refining the Vision 21 compensation plan as well as revenue associated with it's international wholesale carrier business.

General and administrative costs increased for the three months ended March 31, 1997 compared to the same period in the prior year, as the Company has been implementing the initial phase of the Company's Enhanced Service Platform. The Company does not anticipate incremental increases in general and administrative costs in conjunction with anticipated future revenue growth.

OTHER INCOME (EXPENSES)

Interest expense increased for the three months ended March 31, 1997 compared to 1996 due to increases in notes payable. The Company will continue to explore the most effective utilization of financial leverage as well as alternative means of raising additional capital to enhance long-term growth and maximize shareholder value.

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                   (Registrant)



/s/ Roderick A. McClain
------------------------------------------
Roderick A. McClain, President & CEO

Date: May 15, 1997



/s/ Herbert S. Perman
------------------------------------------
Herbert S. Perman, Chief Financial Officer

Date: May 15, 1997