Form 10QSB
period 1997-06-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1997-08-04
CIK 789562

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended  June 30, 1997

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date 22,651,451 Common Stock as of July 25, 1997

     Transitional Small Business Disclosure Format (Check One): Yes     No  X
                                                                   ---     ---

                   GLOBAL TELEMEDIA INTERNATIONAL, INC.
                            AND SUBSIDIARIES
                     QUARTERLY REPORT ON FORM 10-QSB
                     FOR QUARTER ENDED JUNE 30, 1997


                                 INDEX

                                                                         Page
                                                                         ----
Consolidated Balance Sheet as of  June 30, 1997..........................    1

Consolidated Income Statements for the Three and Six
     Months ended June 30, 1997 and June 30, 1996 .......................    2

Consolidated Statements of Cash Flows for the Six
     Months ended June 30, 1997 and June 30, 1996 .......................    3

Consolidated Statements of Shareholders' Equity for the
     Six Months ended June 30, 1997 .....................................    5

Notes to Consolidated Financial Statements...............................    6

Part I - Item 2. Management's Discussion and Analysis of Financial
     Condition, Liquidity and Capital Resources, and
     Results of Operations...............................................   11

Part II - Item 2. Changes in Securities..................................   13

Part II - Item 5. Other Information......................................   14

Signatures...............................................................   15

Part II - Item 6. Exhibits...............................................   16


                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1997
                                   (UNAUDITED)

                                     ASSETS

Current Assets
     Cash                                                           $  167,445
     Accounts receivable, net of Allowance of $555,712               1,556,342
     Due from stockholders                                              25,000
     Inventory                                                          60,751
     Other current assets                                               73,720
                                                                    ----------
          Total Current Assets                                       1,883,258

Property and equipment, net of accumulated depreciation of $279,646  5,100,997
Other Assets                                                         1,091,056
                                                                    ----------
TOTAL ASSETS                                                        $8,075,311
                                                                    ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current Liabilities
     Accounts payable                                               $3,738,307
     Accrued expenses                                                2,938,728
     Current portion of Capital Lease Obligations                        8,716
     Notes Payable                                                     818,416
                                                                    ----------
          Total Current Liabilities                                  7,504,167
Long-Term Liabilities
     Notes Payable                                                   7,425,377
     Long-term Capital Lease Obligations, net of current portion        26,093
                                                                    ----------
                      Total Long-Term Liabilities                    7,451,470

Stockholders' Equity Deficiency
     Common stock, $.004 par value, authorized 25,000,000 shares;
        issued and outstanding 22,651,451                               90,588
     Additional paid-in capital                                      4,983,959
     Note receivable from stock sale                                  (310,000)
     Accumulated deficit                                           (11,644,873)
                                                                   ------------
          Total Stockholders' Equity Deficiency                     (6,880,326)
                                                                    ----------

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY DEFICIENCY                 $8,075,311
                                                                    ==========



The accompanying notes are an integral part of these consolidated financial statements.

3. NOTES PAYABLE AND LITIGATION

Notes payable consist of the following at June 30, 1997

Current:
   18% note payable, due on demand ...............................  $   273,467
   Short-term portion of 12% note payable, secured by building....        7,511
   7% note payable, due on September, 1997........................      250,000
   Various floating rate notes, due on demand ....................      250,000
    Other miscellaneous notes.....................................       37,438
                                                                       --------
                                                                    $   818,416
                                                                       --------
                                                                       --------
Long Term:
   Long-term portion of 12% note payable, secured by building.....   1,822,489
   Floating rate convertible debentures, due on demand ...........   5,602,888
                                                                     ---------
                                                                    $7,425,377
                                                                    ----------
                                                                    ----------

Maturities of long-term debt are as follows:

     1997           $      -
     1998             5,614,729
     1999             1,810,648
                    -----------
                    $ 7,425,377
                    -----------
                    -----------

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

On July 15, 1996, the Company entered into an agreement to purchase enhanced switching equipment for $2,600,000. As of June 30, 1997, $650,000 has been paid, and the balance is contingent upon certain system performance requirements defined under the contract.

The Company has various agreements for communication services which commit approximately $9,360,000 over the next six years as follows:

     1997                  $1,365,000
     1998                   3,120,000
     1999                   3,000,000
     2000                   1,500,000
     2001 and thereafter      375,000
                           ----------
                           $9,360,000
                           ----------
                           ----------

5. SIGNIFICANT CONTRACT

The Company entered into an agreement (the "Agreement"), on April 12, 1997, as amended on May 1, 1997, and May 14, 1997 with a major distributor of prepaid calling cards (the "Distributor") pursuant to which the Distributor will purchase long-distance telecommunications facilities from the Company to market prepaid telephone calling cards. The term of the Agreement is twenty-four months, in addition to a ramp-up and testing period ("ramp-up period") during which it is anticipated that the Company will take the necessary steps to insure that its telecommunication switches have the necessary capacity and reliability to facilitate the anticipated volume requirements. As of June 30, 1997, the Company was still operating under the ramp-up and testing period. The Agreement shall automatically renew for consecutive periods of one year unless one party gives written notice to the other party, no later than six months before expiration of the Agreement, of its intention to terminate.

The Distributor will purchase telecommunications services from the Company for the purposes of marketing and distributing its prepaid calling cards, subject to a minimum monthly charge of $10 million. After completion of the ramp-up period, when the Distributor, for any month, purchases from the Company at least $10 million in telecommunications services, the Distributor shall then be obligated to pay the Company, for each subsequent month, a minimum of $10 million for telecommunications services.

Simultaneously with execution of the Agreement, the Company and the Distributor entered into a Marketing Consulting Agreement pursuant to which the Distributor will provide certain consulting services to the Company in return for the granting of options ("Options") for the purchase of up to four million shares of the Company's Common Stock. The Options are exercisable at $0.50 per share, carry certain registration rights, and vest over the life of the contract as certain performance thresholds are met.


6. SUBSEQUENT EVENT

On July 17, 1997, one of the Company's wholly-owned subsidiaries, System 3 (d/b/a The West Group and Finish Line Collectibles) filed for relief under Chapter 7 of the Bankruptcy Code, Title 11, United States Code, under which its assets will be liquidated under Bankruptcy Court supervision with the proceeds to be applied to the claims of secured, priority, and unsecured creditors as provided by the Bankruptcy Code. The case was filed in the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division. The Bankruptcy Court has appointed Aaron Cohen as the interim trustee and it is expected that Mr. Cohen will be confirmed as the permanent trustee following the first meeting of creditors, which is scheduled for September 4, 1997.

As of November 15, 1996, System 3 acquired substantially all of the assets of the business of Finish Line Collectibles, Inc. and two related corporations from Mr. Arthur West, pursuant to the terms of an asset purchase agreement. Since this date, System 3 attempted to market collectible prepaid calling cards depicting the licensed marks of personalities in NASCAR Winston Cup Racing as well as operated a membership club for racing fans. Net losses accumulated from operations of System 3 during 1997 exceeded approximately $350,000 and accordingly have been included in the results of operations through June 30, 1997.

On July 11, 1997 the Company signed an agreement to acquire from the controlling shareholder, 75% of the issued and outstanding shares of International Teledata Corporation ("ITD"), for a combination of cash, notes and common stock of the Company. The Company intends to tender for the for the balance of the common stock of ITD, on the same terms and conditions, upon obtaining required approvals. The transaction is subject to the fulfillment of certain contingencies and is expected to close in the third quarter of 1997.

Based in Tampa, Florida, ITD markets a variety of high-quality telecommunications products and services, including One Plus and 800 services, prepaid long distance debit cards and message on hold products. ITD has also secured the marketing rights to a proprietary new satellite transmission protocol which provides a wide range of communications services worldwide to facilitate business and personal applications.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATIONS


This report, including the disclosures below, contains certain forward-looking statements that involve substantial risks and/or uncertainties. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.


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

THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

OPERATING (LOSS)

REVENUES for the three and six months ended June 30, 1997 increased approximately 1259% and 762% to $3.61 miilion and $5.22 million, respectively. The dramatic revenue increases were associated with increased levels of operations in both the international wholesale carrier business and Vision 21.

During May 1997, the Company began to recognize revenues associated with the testing and ramp-up phases of a significant contract which calls for monthly minimum revenues of $10 million at full capacity. That contract accounted for over half of the Company's second quarter revenues. As of June 30, 1997, the Company continues in the rampup phase of the contract due to unanticipated reliability problems associated with the Company's enhanced switching network
known as "Workhorse."   The Company continues to work with the vendor to resolve
the Workhorse reliability problems, but has purchased and installed a second network architecture to enhance its ability to achieve the minimum $10 million monthly levels under its contract. However, there is no assurance that the Company will be successful in performing under the contract.

During June 1997, the Company revamped the product offerings and compensation program for its Vision 21 direct marketing subsidiary, adding a travel products package and revising its menu of telecommunications products. While initial reaction of field representatives during pre-rollout has been positive, there is no assurance that the market for Vision 21 products will develop on a ssuccessful and profitable basis.

COMMUNICATION AND MARKETING SERVICES EXPENSES increased for the three and six months ended June 30, 1997 increased approximately 1027% and 845%, respectively, compared to the corresponding period of the prior year. Substantially all of the increases were associated with the increased revenue levels. During the second quarter of 1997, the Company issued credits of approximately $725,000 to its largest customer due to certain reliability problems associated with the Company's Workhorse switching network and thus the Company's related inability to obtain favorable "buy" rates to certain countries to which it routes traffic. The credits resulted in lower than anticipated gross margins and a loss on the contract for the quarter.

GENERAL AND ADMINISTRATIVE COSTS increased approximately 187% and 167%, respectively, for the three and six months ended June 30, 1997 compared to the corresponding period in 1996. During the second quarter of 1997, the Company provided reserves related to certain accounts receiveable of approximately $319,000. The amounts in question have been disputed by the customer due in part to reliability problems with the enhanced service platform. The Company has also experienced unusually high levels of consulting and legal expenses associated with financing matters and ongoing litigation. The Company does not anticipate incremental increases in general and administrative costs in conjunction with anticipated future revenue growth.

NET LOSS FROM OPERATIONS increased approximately 187% to $2,687,108 for the three months ended June 30, 1997, and approximately 188% to $4,630,539 for the six months then ended. The increased net operating loss was primarily the result of the planned ramp-up of communications and general expenses in advance of the expected revenue, combined with customer credits associated with the Company's inability to obtain better buy rates from its carrier suppliers.
Such reduced rates generally lag behind increases in network traffic volume. The Company expects that its increased volume will enable it to obtain better
underlying carrier rates which should improve overall gross margins.   However,
there can be no assurances to this effect.

OTHER INCOME (EXPENSES)

Interest expense increased to approximately $337,000 and $678,000, respectively, for the three and six months ended June 30, 1997 compared to 1996 due to increases in notes payable. The Company will continue to explore the most effective utilization of financial leverage as well as alternative means of raising additional capital to enhance long-term growth and maximize shareholder value.


                       LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased during the six months ended June 30, 1997. Principal sources of funds consisted of (i) borrowings on notes payable ($387,437) and (ii) proceeds from the issuance of common stock ($995,000). The primary uses of funds consisted of (i) additions to property and equipment ($181,077). The majority of these proceeds were received from the conversion of various warrants at prices ranging from $.40 to $.50 per share. As of June 30, 1997, the Company has still not received $310,000 of these funds, but which are covered by a note receivable from a single purchaser. The funds received to date have been used for working capital purposes.

During the second quarter, the Company revised the merchandise and product offering for Vision 21 and is preparing to launch the new program during the third quarter of 1997. This resulted in an increase in refunds and a write-off of inventory as of June 30, 1997. In addition, during 1997, the Company began selling wholesale international time to other carriers. Based on the Company's positive feedback on these new products, the Company had a significant increase in Accounts Receivable.

The increase in property and equipment reflects the acquisition of additional telecommunications equipment purchased in conjunction with the Company's nationwide network. Approximately $840,000 of this increase was paid for through the issuance of common stock.

The increase in accounts payable and accrued expenses resulted from the Company's cash position. The increase in notes payable and accrued interest represents the amortization of debt discounts from various previously issued demand notes and convertible debentures. In addition, the Company issued an additional $100,000 of convertible debentures which were converted and an additional $250,000 of short-term debentures during the six months ended June 30, 1997.

The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

As of June 30, 1997, the Company had notes payable totaling $8,243,793, accrued but unpaid expenses totaling $2,938,728, and current accounts payable totaling $3,738,307. Although management of the Company anticipates an improvement in the Company's cash flow position from increased revenues from one or more of its businesses, no assurance can be given to that effect. Even if such increases were to occur, management believes that the Company can sustain operations only by the infusion of substantial amounts of financing. No assurances can be given that such financing will be available at terms acceptable to the Company, or at all. Inability to obtain such financing could force the Company to cease all business operations.

In the Company's 10-KSB filing on April 15, 1997, the Company's auditors included an explanatory paragraph in their Report of Independent Certified Public Accountants to the effect that recovery of the Company's assets are dependent upon future events, the outcome of which is indeterminable, and that the successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost corporate infrastructure. There can be no assurances that such financing can be completed on terms favorable to the Company or at all, or that the Company will ever achieve profitable operations.



PART II.  OTHER INFORMATION
ITEM 2.   CHANGES IN SECURITIES
(C)

During the second quarter, 1997 the Company sold unregistered shares to certain accredited investors and principal shareholders. The Company believes all of these issuances were made in accordance with the exemptions under Section 4(2) of the Securities Act of 1933. These shares were issued in the following transactions:

On April 22, 1997, the Company issued 50,000 shares for $.40 per share.

On April 30, 1997, the Company issued 500,000 shares valued at $.40 per share to Trident Communications Corporation for consulting services performed.

On May 14, 1997, the Company issued 500,000 shares to Trident Communications Corporation with a restrictive legend which states that these shares are not yet paid for and subject to cancellation. This legend will be removed if Trident Communications Corporation achieves certain performance thresholds. However, the shares may be cancelled if such threshholds are not met by September 15, 1997. The Company has treated these shares as issued and outstanding but not yet paid for as of June 30, 1997.

On May 30, 1997, the Company issued 1,168,767 shares to Trident Communications Corporation valued at $.7187 per share in consideration for certain telecommunications equipment.

On June 30, 1997 the Company issued 770,747 shares valued at $.4959 per share pursuant to the conversion of a $350,000 convertible debenture, plus interest accrued thereon.



ITEM 5.   OTHER INFORMATION

On July 17, 1997, one of the Company's wholly-owned subsidiaries, System 3 (d/b/a The West Group and Finish Line Collectibles) filed for relief under Chapter 7 of the Bankruptcy Code, Title 11, United States Code, under which its assets will be liquidated under Bankruptcy Court supervision with the proceeds to be applied to the claims of secured, priority, and unsecured creditors as provided by the Bankruptcy Code. The case was filed in the United States Bankruptcy Court, Middle District of Florida, Jacksonville Division. The Bankruptcy Court has appointed Aaron Cohen as the interim trustee and it is expected that Mr. Cohen will be confirmed as the permanent trustee following the first meeting of creditors, which is scheduled for September 4, 1997.

As of November 15, 1996, System 3 acquired substantially all of the assets of the business of Finish Line Collectibles, Inc. and two related corporations from Mr. Arthur West, pursuant to the terms of an asset purchase agreement. Since this date, System 3 attempted to market collectible prepaid calling cards depicting the licensed marks of personalities in NASCAR Winston Cup Racing as well as operated a membership club for racing fans. Net losses accumulated from operations of System 3 during 1997 exceeded approximately $350,000 and accordingly have been included in the results of operations through June 30, 1997.

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                  (Registrant)



/s/ Roderick A. McClain
-----------------------------------------
Roderick A. McClain, President & CEO

Date: August 1, 1997






/s/ Terry A. Huetter
-----------------------------------------
Terry A. Huetter, Chief Financial Officer

Date: August 1, 1997

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENT
                                 (UNAUDITED)



                                             Three Months ended June 30     Six Months ended June 30
                                                 1997           1996           1997           1996
                                                 ----           ----           ----           ----
TOTAL REVENUES:                              $ 3,606,351    $   265,286    $ 5,215,357    $   605,051
                                             -----------    -----------    -----------    -----------


OPERATING EXPENSES:
     Communication and Marketing Services      3,818,446        338,921      5,498,455        581,941
     General and Administrative                2,475,013        861,013      4,347,441      1,630,671
                                             -----------    -----------    -----------    -----------

          Total Operating Expenses             6,293,459      1,199,934      9,845,896      2,212,612
                                             -----------    -----------    -----------    -----------

          Operating (Loss)                    (2,687,108)      (934,648)    (4,630,539)    (1,607,561)
                                             -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES):
     Interest Expense                           (336,736)       (26,503)      (677,696)       (33,109)
     Other Income                                 (6,361)        11,331                        18,750
                                             -----------    -----------    -----------    -----------
NET LOSS                                     $(3,030,205)   $  (949,820)   $(5,308,235)   $(1,621,920)
                                             -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------

NET LOSS PER SHARE                                $(0.15)        $(0.08)         $(.29)        $(0.15)
                                             -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------


WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                              19,582,830     12,264,848     18,557,547     11,128,106
                                             -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                             Six months ended June 30
                                                                1997           1996
                                                                ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                  $(5,308,235)    (1,621,920)
                                                            -----------    -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                               563,742         16,044
    Bad Debt                                                    351,212              -
    Stock issued for services                                   485,663        191,615
    Changes in assets and liabilities:
      Decrease (increase) in:
        Receivables and amounts due from stockholders        (1,637,042)       (22,264)
        Inventories                                             418,571        (52,144)
        Other current assets                                     76,597       (174,265)
      Increase (decrease) in:
        Accounts payable and accrued expenses                 3,809,921        179,214
        Amounts due to stockholders                                   -        (56,485)
                                                            -----------    -----------
      Total adjustments                                       4,068,664         81,715
                                                            -----------    -----------
Net cash provided (used) from  operating activities          (1,239,571)    (1,540,205)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Goodwill                                                      -              -
        Acquisition of property and equipment                  (181,071)       (43,589)
                                                            -----------    -----------
Net cash used in investing activities                          (181,071)       (43,589)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Borrowings on notes payable                             387,437      1,500,000
        Debt acquisition costs                                  135,887              -
        Proceeds from issuance of common stock                  995,000        368,728
                                                            -----------    -----------

Net Cash Provided by Financing Activities                     1,518,324      1,868,728
                                                            -----------    -----------

Net Increase (Decrease) in Cash                                  97,676        284,934

Cash at Beginning of  Period                                     69,770        192,976
                                                            -----------    -----------

Cash at End of Period                                       $   167,446    $   477,910
                                                            -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

CONTINUED

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

     Details of acquisition:

          Fair value of assets acquired                         92,186
          Goodwill established                                 147,182
          Liabilities assumed                                  239,368

     Details of disposal:

          Goodwill written off                                 241,122
          Net liabilities written off                          241,122

     Acquisition of equipment for stock                        840,000

     Acquisition of equipment through assumption
          of liabilities                                     1,077,000

     Conversion of note payable for common stock               382,232

     Issuance of common stock for note & accounts receivable   335,000






The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                JUNE 30, 1997
                                 (UNAUDITED)


                                            Common Stock Issued      Additional                                           Total
                                         ------------------------      Paid-In                        Shareholder      Shareholders'
                                           Shares       Par Value      Capital         Deficit      Note Receivable       Equity
                                         -------------------------------------------------------------------------------------------
Balance, December 31, 1996               16,242,386      $ 64,953     $1,971,700     $(6,336,639)              -       $(4,299,986)
Shares Issued to Consultants                 32,051           128         23,910               -               -            24,038
Exercise of Warrants                      2,100,000         8,400        916,600               -               -           925,000
Compensation Earned                          40,000           160          1,840               -               -             2,000
Cancellation of shares previously granted  (112,500)         (450)        (5,175)              -               -            (5,625)
Note receivable from stock sale                   -             -              -               -        (310,000)         (310,000)
Net Loss                                          -             -              -      (2,278,030)              -        (2,278,030)
                                      --------------   -----------  -------------  --------------    ------------    --------------
Balance, March 31, 1997                  18,301,937      $ 73,191     $2,908,875     $(8,614,669)      $(310,000)      $(5,942,603)
                                      --------------   -----------  -------------  --------------    ------------    --------------
                                      --------------   -----------  -------------  --------------    ------------    --------------
Shares Issued to Consultants                750,000         3,000        390,750               -               -           393,750
Exercise of Warrants                        100,000           400         68,600               -               -            69,000
Compensation Earned                          50,000           200          2,300               -               -             2,500
Purchase of Stock                         2,678,767        10,715      1,234,285               -               -         1,245,000
Conversion of Notes Payable                 770,747         3,083        379,149               -               -           382,232
Net Loss                                          -             -              -      (3,030,205)              -        (3,030,205)
                                      --------------   -----------  -------------  --------------    ------------    --------------
Balance, June 30, 1997                   22,651,451      $ 90,589     $4,983,959    $(11,644,873)      $(310,000)      $(6,880,326)
                                      --------------   -----------  -------------  --------------    ------------    --------------
                                      --------------   -----------  -------------  --------------    ------------    --------------


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

GOODWILL

The Company has classified as goodwill the cost in excess of fair value of the net identifiable assets acquired from the Internet Service Business acquisition in January 1997.

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

The periods presented are the three and six months ended June 30, 1997 and 1996, respectively. Certain reclassifications have been made to the financial statements for prior periods to conform to the current year presentation. These reclassifications have no effect on the net income for any of the periods.

2. OTHER ASSETS

Other assets consist of the following at June 30, 1997

Deposit for purchase of equipment ..........................     $  650,000
Prepaid debt financing, net of accumulated amortization ....        309,714
Goodwill, net of amortization of $36,088....................        131,342
                                                                 ----------
                                                                $ 1,091,056