Form 10QSB
period 1997-09-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1997-11-18
CIK 789562

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
     (Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  September 30, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from __________ to

                            Commission file number 0-15818

                        GLOBAL TELEMEDIA INTERNATIONAL, INC..
                    (Name of small business issuer in its charter)

                   DELAWARE                     64-0708107
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)       Identification No.)

             1121 ALDERMAN DRIVE,  SUITE 200,  ALPHARETTA, GEORGIA 30202
      (Address of principal executive offices)                  (Zip Code)

                      Issuer's telephone number   (770) 667-6088

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

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

                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date 24,083,157 Common Stock as of October 6, 1997

    Transitional Small Business Disclosure Format (Check One):  Yes      No  X
                                                                     ---    ---

                         GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                           QUARTERLY REPORT ON FORM 10-QSB
                         FOR QUARTER ENDED SEPTEMBER 30, 1997

                                        INDEX


                                                                     Page
                                                                     ----

Consolidated Balance Sheet as of  September  30, 1997 . . . . . . . . .1

Consolidated Income Statements for the Three and Nine
    Months ended September  30, 1997 and September  30, 1996  . . . . .2

Consolidated Statements of Cash Flows for the Nine
    Months ended September  30, 1997 and September  30, 1996  . . . . .3

Consolidated Statements of Shareholders' Equity for the
    Nine Months ended September 30, 1997 . . . . . . . . . . . . . . . 5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 6

Part I - Item 2. Management's Discussion and Analysis
    of Financial Condition, Liquidity and Capital
    Resources, and Results of Operations . . . . . . . . . . . . . . . 10

Part II - Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . 13

Part II - Item 4. Submission of Matters
to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . . 14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

 Part II - Item 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . 16

                         GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET

                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)

                                        ASSETS

Current Assets

     Accounts receivable, net of Allowance of
      $6,950,300 (Note 4)                                           188,604

     Due from stockholders                                           25,000
     Inventory                                                       66,027
     Other current assets                                            41,120
                                                               ------------
          Total Current Assets                                      320,751

Property and equipment, net of accumulated
 depreciation of $409,756                                         4,891,325
Other Assets (Note 2)                                             1,007,891
                                                               ------------

TOTAL ASSETS                                                     $6,219,967
                                                               ------------
                                                               ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current Liabilities
     Accounts payable (Note 4)                                $  10,953,406
     Accrued expenses                                             2,301,071
     Current portion of Capital Lease Obligations                     8,989
     Notes Payable (Note 3)                                         569,331
                                                               ------------

          Total Current Liabilities                              13,832,797

 Long-Term Liabilities
     Notes Payable (Note 3)                                       7,628,631
     Long-term Capital Lease Obligations, net of current             23,741
                                                               ------------
      portion

     Total Long-Term Liabilities                                  7,652,372

Stockholders' Equity Deficiency
     Common stock, $.004 par value, authorized 75,000,000
      shares; issued and outstanding 23,609,535                      94,421
     Additional paid-in capital                                   5,380,107
     Note receivable from stock sale                              (310,000)
     Accumulated deficit                                       (20,429,730)
                                                               ------------

          Total Stockholders' Equity Deficiency                (15,265,202)
                                                               ------------

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY DEFICIENCY              $6,219,967
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

                         GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                            CONSOLIDATED INCOME STATEMENT
                                      (UNAUDITED)


                                                         Three Months ended             Nine Months ended
                                                            September 30                  September 30
                                                 ---------------------------   --------------------------
                                                         1997           1996          1997           1996
                                                         ----           ----          ----           ----
TOTAL REVENUES:                                   $6,720,502       $421,051    $11,935,859     $1,026,103
                                                 -----------    -----------    -----------    -----------


OPERATING EXPENSES:
     Communication and Marketing Services          6,852,369        463,393     12,350,824      1,045,334
                                                 -----------    -----------    -----------    -----------
     General and Administrative                    8,366,398      1,365,059     12,713,839      2,995,730
                                                 -----------    -----------    -----------    -----------
          Total Operating Expenses                15,218,767      1,828,452     25,064,663      4,041,064
                                                 -----------    -----------    -----------    -----------
          Operating (Loss)                        (8,498,265)    (1,407,401)   (13,128,804)    (3,014,961)
                                                 -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSES):
     Interest Expense                               (286,591)       (71,158)      (964,287)      (105,570)
     Interest Income                                       -          9,661              -         10,965
     Other Income                                          -         37,329              -         56,078
                                                 -----------    -----------    -----------    -----------

NET LOSS                                         $(8,784,856)   $(1,431,569)  $(14,093,091)   $(3,053,488)
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

NET LOSS PER SHARE                                    $(0.38)        $(0.11)        $(0.70)        $(0.27)
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                  23,359,600     12,577,454     20,175,821     11,233,069
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------



The accompanying notes are an integral part of these consolidated financial statements.

                         GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                            Nine months ended September 30
                                                            ------------------------------
                                                                  1997              1996
                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                     $(14,093,091)    (3,053,488)
                                                                -----------    -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                  846,233        103,081
     Bad Debt  6,981,797                                                  -
     Stock issued for services                                      485,663        192,480
     Loss on sale of  equipment                                      31,316              -
     Changes in assets and liabilities:
       Decrease (increase) in:
          Receivables                                            (6,874,890)      (199,586)
          Due from Stockholders                                     (25,000)             -
          Inventories                                               413,295        (40,254)
          Other current assets                                      109,197     (1,789,793)

     Increase (decrease) in:
       Accounts payable and accrued expenses                     10,385,285       479,265
       Amounts due to stockholders                                        -       (166,485)
                                                                -----------    -----------

     Total adjustments                                           12,353,396      1,371,292
                                                                -----------    -----------
Net cash provided (used) from  operating activities              (1,739,695)    (4,424,780)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of property and equipment                    20,283              -
     Acquisition of property and equipment                         (181,071)      (157,053)
                                                                -----------    -----------
Net cash used in investing activities                              (160,788)      (157,053)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Borrowings on notes payable                                    387,437      6,512,500
     Payments on notes payable                                     (219,351)       (60,000)
     Debt acquisition costs                                         267,647              -
     Proceeds from issuance of common stock                       1,394,980        468,728
                                                                -----------    -----------

Net Cash Provided by Financing Activities                         1,830,713      6,921,228
                                                                -----------    -----------

Net Increase (Decrease) in Cash                                     (69,770)     2,339,395

Cash at Beginning of  Period                                         69,770        192,976
                                                                -----------    -----------

Cash at End of Period                                           $         -   $  2,532,371
                                                                -----------    -----------
                                                                -----------    -----------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

     Details of acquisition:
          Fair value of assets acquired                              92,186
          Goodwill established                                      147,182
          Liabilities assumed                                       241,368

     Details of disposal:

          Goodwill written off                                      241,122
          Net liabilities written off                               241,122

     Acquisition of equipment for stock                             840,000
Acquisition of equipment through assumption
          of liabilities                                          1,077,000

     Conversion of note payable for common stock                    382,232

     Issuance of common stock for note receivable                   335,000

The accompanying notes are an integral part of these consolidated financial statements.

                         GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)



                                                Common Stock Issued       Additional                                      Total
                                            -------------------------      Paid-In                    Shareholder     Shareholders'
                                              Shares        Par Value      Capital        Deficit    Note Receivable     Equity
                                            --------------------------------------------------------------------------------------
Balance, December 31, 1996                  16,242,386      $  64,953     $1,971,700    $(6,336,639)             -    $(4,299,986)
Shares Issued to Consultants                    32,051            128         23,910              -              -         24,038

Exercise of Warrants                         2,100,000          8,400        916,600              -              -        925,000
Compensation Earned                             40,000            160          1,840              -              -          2,000
Cancellation of shares previously             (112,500)          (450)        (5,175)             -              -         (5,625)
 granted
Note receivable from stock sale                      -              -              -              -       (310,000)      (310,000)
Net Loss                                             -              -              -     (2,278,030)             -     (2,278,030)
                                           -----------    -----------    -----------    -----------    -----------    -----------

Balance, March 31, 1997                     18,301,937      $  73,191     $2,908,875    $(8,614,669)     $(310,000)   $(5,942,603)
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------    -----------    -----------

Shares Issued to Consultants                   750,000          3,000        390,750              -              -        391,050
Exercise of Warrants                           100,000            400         68,600              -              -         69,000
Compensation Earned                             50,000            200          2,300              -              -          2,500
Purchase of Stock                            2,678,767         10,715      1,234,285              -              -      1,245,000
Conversion of Notes Payable                    770,747          3,083        379,149              -              -        382,232
Net Loss                                             -              -              -     (3,030,293)             -     (3,030,293)
                                           -----------    -----------    -----------    -----------    -----------    -----------
Balance, June 30, 1997                      22,651,451      $  90,589     $4,983,959   $(11,644,962)     $(310,000)   $(6,883,114)
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------    -----------    -----------


Shares Issued to Consultants                   958,084          3,832        396,148              -              -        399,980
Net Loss                                             -              -              -     (8,784,856)             -     (8,784,856)
                                           -----------    -----------    -----------    -----------    -----------    -----------
Balance, September 30, 1997                 23,609,535         94,421      5,380,107    (20,429,730)      (310,000)   (15,265,202)
                                           -----------    -----------    -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------    -----------    -----------



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

The periods presented are the three and nine months ended September 30, 1997 and 1996, respectively. Certain reclassifications have been made to the financial statements for prior periods to conform to the current year presentation. These reclassifications have no effect on the net income for any of the periods.

2. OTHER ASSETS

Other assets consist of the following at September 30, 1997

Deposit for purchase of equipment. . . . . . . . . . . . . . .$    650,000
Prepaid debt financing, net of accumulated amortization. . . . . . 240,386
Goodwill, net of accumulated amortization  . . . . . . . . . . . . 117,505
                                                               ------------
                                                              $  1,007,891

3. NOTES PAYABLE

Notes payable consist of the following at September 30, 1997

Current:
   TJC 18% note payable, due on demand (note 4). . . . . . . . .$  273,468
   Short-term portion of 12% note payable, secured by building . . .13,344
   Various floating rate notes, due on demand. . . . . . . . . . . 250,000
    Other miscellaneous notes. . . . . . . . . . . . . . . . . . . .32,519
                                                                ----------
                                                                $  569,331
                                                                ----------
                                                                ----------

Long Term:
   Long-term portion of 12% note payable, secured by building. . 1,816,656
   Floating rate convertible debentures, due on demand . . . . . 5,811,975
                                                                ----------
                                                                $7,628,631
                                                                ----------
                                                                ----------

Maturities of long-term debt are as follows:

     1997           $    -
     1998            5,614,729
     1999            1,810,648
                    ----------
                    $7,425,377
                    ----------
                    ----------

4.  COMMITMENTS AND LITIGATION

The Company has employment agreements with certain officers and key employees, which expire at various times through 2007.

On October 17, l997, the Company entered into a Settlement Agreement and Mutual Release with Johns, Colclasure and TJC Communications and release 52,500 shares of the Company's common stock to TJC that had been previously issued as well as issued 97,500 restricted common shares of the common stock as full and complete settlement.

On October 8, l997, the Company filed a complaint in the Superior Court of Fulton County, State of Georgia (Civil Action #E-62102) against Trident Communications Corp., Wail H. Alkhatib and Daniel G. Kuttab (collectively, "Trident") alleging breach of contract, both oral and written, fraud, unjust enrichment, and detrimental reliance among its counts. Within this suit, the Company is requesting return of 2,168,767 shares issued to Trident in conjunction with a certain Resale Debit Card Agreement as well as $10 million as payment for services rendered to Trident but not paid for. While the Company anticipates that a favorable resolution will be reached in this litigation, there can be no assurances that the Company will receive any amounts as a result.

On August 29, 1997, a complaint was filed against the Company by WorldCom Network Services, Inc. d/b/a WilTel in the State Court of Dekalb County, Georgia (Aciton No. 97A-36948-3) seeking recovery of approximately $6 million for payment of services rendered as well as fees for attorneys and court costs. This suit was amended to reflect an amount of $7.5 million and the Company has included this entire amount in Accounts Payable. On October 2, l997, the Company filed its answer and believes that this amount is incorrect due to apparent significant overbillings by WorldCom and disputed amounts with its former customer, Trident Communications Corp. While no assurances can be given, Management intends to vigorously defend this action.

On August 14, l997, the Company and its Vision 21 subsidiary commenced an action in the Superior Court of Fulton County, State of Georgia (Civil Action E61477) against Interlynx Technologies and certain former employees and independent representatives of the Company, seeking a temporary restraining order and interlocutory and permanent injunction under the Georgia Uniform Deceptive Trade Practices Act; interlocutory and permanent injunction for actual and threatened misappropriation of trade secrets; and alleging violation of the Georgia Trade Secrets Act, Violation of the Georgia Computer Systems Protection Act, Breach of Contract, Georgia Racketeer Influenced and Corrupt Organizations Act (RICO), breach of fiduciary and/or confidential relations, tortious interference with contractual and business relations and prospective contractual and business relations, defamation, and seeking conversion and imposition of a constructive trust, among other things.

5. ITD ACQUISITION

On July 11, 1997 the Company signed an agreement to acquire from the controlling shareholder, 68% of the issued and outstanding shares of International Teledata Corporation ("ITD"), for a combination of cash, notes and common stock of the Company. The Company intends to tender for the
balance of the common stock of ITD, on the same terms and conditions,   upon
obtaining required approvals. The transaction closed on October 7, 1997 and the following consideration was issued to the former 68% shareholder; Cash-$101,970, Notes-$3,976,830, and 10,876,800 restricted shares of Common Stock.

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

6. SUBSEQUENT EVENT

On July 15, 1996, the Company entered into a purchase agreement for the IEX, DaVinci, enhanced services platform. As of September 30, 1997, $650,000 had been paid under this agreement. However, due to certain problems related to reliability and stability of the platform, the original agreement was canceled and the Company and IEX entered into a new expanded Technology Agreement on October 15, 1997 which includes the latest version of software upgrades. Under this Technology Agreement, the Company received its original down payment of $650,000 and additional monies related to network costs. In addition, the Company entered into a lease for the IEX, DaVinci platform which includes a ramp-up period and very specific performance and acceptance criteria. The Company is in the process of installing the necessary equipment to facilitate traffic under the Technology Agreement.

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

THREE AND NINE MONTHS ENDED SEPTEMBER  30, 1997 AND 1996

OPERATING (LOSS)

REVENUES for the three and nine months ended September 30, 1997 increased approximately $6.30 million and $10.91 million, respectively. The revenue increases were primarily associated with increased levels of operations in the international wholesale carrier business.

During May 1997, the Company began to recognize revenues associated with the testing and ramp-up phases of a significant contract which called for monthly minimum revenues of $10 million at full capacity. That contract accounted for over 90% of the Company's third quarter revenues. As of September 30, 1997, the Company has cancelled the contract due to the customer's failure to pay amounts owed.

On October 15, 1997,the Company also cancelled the IEX vendor agreement due to certain reliability problems associated with the equipment and executed a new Technology Agreement. Under this Technology Agreement, the Company has the ability to utilize the IEX technology while leasing the necessary equipment which utilizes this enhanced services technology. The Company is in the process of installing the necessary equipment to facilitate traffic under the new Technology Agreement.

Due to problems associated with Workhorse's performance and the cancellation of the underlying carrier contract, the Company discontinued carrying traffic on its switching network at the end of August 1997. The Company is in the process of deploying new replacement network and has targeted January 1998 to connect new customers.

As of September 30, 1997, no revenues were being generated from the wholesale carrier business. While the Company anticipates new business in the near future which will be facilitated under the new IEX Technology Agreement, there can be no assurance that the Company will be successful in generating revenues.

During June 1997, the Company revamped the product offerings and compensation program for its Vision 21 direct marketing subsidiary, adding a travel products package and revising its menu of telecommunications products. These resulted in minimal revenues during the third quarter of 1997. While initial reaction of field representatives during pre-rollout has been positive, there is no assurance that the market for Vision 21 products will develop on a successful and profitable basis.

COMMUNICATION AND MARKETING SERVICES EXPENSES increased for the three and nine months ended September 30, 1997 approximately $6.39 million and $11.31 million, respectively, compared to the corresponding periods of the prior year. Substantially all of the increases were associated with the increased revenue levels. During the second quarter of 1997, the Company issued credits of approximately $725,000 to its largest customer due to certain reliability problems associated with the Company's Workhorse switching network and thus the Company's related inability to obtain favorable "buy" rates to certain countries to which it routes traffic. The credits resulted in lower than anticipated gross margins and a loss on the contract for the quarter. While these reliability problems were largely corrected during the third quarter of 1997, the Company cancelled the contract as a result of the customers failure to pay amounts owed.

GENERAL AND ADMINISTRATIVE COSTS increased approximately $7.0 million and $9.72 million respectively, for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. The entire increase during the third quarter of 1997 and the majority of the increase for the nine months ended September 30, 1997, resulted from reserves provided for related to the entire accounts receivable of its most significant wholesale carrier customer. The Company is currently seeking damages of $10 million from this customer.

The Company has also experienced unusually high levels of consulting and legal expenses associated with financing matters and ongoing litigation. The Company does not anticipate incremental increases in general and administrative costs in conjunction with anticipated future revenue growth.

NET LOSS FROM OPERATIONS increased approximately $7.09 million for the three months ended September 30, 1997, and approximately $10.11 million for the nine months then ended. The entire increase during the third quarter of 1997 and the majority of the increase for the nine months ended September 30, 1997, resulted from reserves provided for related to the entire accounts receivable of its most significant wholesale carrier customer.

OTHER INCOME (EXPENSES)

Interest expense increased approximately $215,000 and $859,000, respectively, for the three and nine months ended September 30, 1997 compared to 1996 due to increases in notes payable. The Company will continue to explore the most effective utilization of financial leverage as well as alternative means of raising additional capital to enhance long-term growth and maximize shareholder value.

                           LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased to $-0- at September 30, 1997 from $2,532,371 at September 30, 1996. Principal sources of funds during the nine months ended September 30, 1997 consisted of (i) borrowings on notes payable ($387,437) and
(ii) proceeds from the issuance of common stock ($1,394,980). The primary uses of funds during the nine months ended September 30, 1997 consisted of (i) additions to property and equipment ($181,071), (ii) operating activities ($1,739,695), and (iii) payments on notes payables ($219,351). The majority of these proceeds were received from the conversion of various warrants at prices ranging from $.40 to $.50 per share. As of September 30, 1997, the Company has still not received $310,000 of these funds, which are covered by a note receivable from a single purchaser. The funds received to date have been used for working capital purposes.

During the second and third quarters, the Company revised the merchandise and product offering for Vision 21 and is preparing to launch the new program during the fourth quarter of 1997. This resulted in an increase in refunds and a write-off of inventory for the nine months ended September 30, 1997.

The increase in accounts receivable, accounts payable and accrued expenses resulted from the Company's wholesale international sales to primarily one customer, which as of September 30, 1997 had not paid amounts due. The increase in notes payable and accrued interest represents the amortization of debt discounts from various previously issued demand notes and convertible debentures. In addition, the Company issued an additional $100,000 of convertible debentures which were converted during the nine months ended September 30, 1997.

The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

As of September 30, 1997, the Company had notes payable totaling $8,197,962, accrued but unpaid expenses totaling $2,301,071, and current accounts payable totaling $10,953,406. Although management of the Company anticipates an improvement in the Company's cash flow position from increased revenues from one or more of its businesses, no assurance can be given to that effect. Even if such increases were to occur, management believes that the Company can sustain operations only by the infusion of substantial amounts of financing. No assurances can be given that such financing will be available at terms acceptable to the Company, or at all. Inability to obtain such financing could force the Company to cease all business operations.

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

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

On October 17, l997, the Company entered into a Settlement Agreement and Mutual Release with Johns, Colclasure and TJC Communications and release 52,500 shares of the Company's common stock to TJC that had been previously issued as well as issued 97,500 restricted common shares of the common stock as full and complete settlement.

On October 8, l997, the Company filed a complaint in the Superior Court of Fulton County, State of Georgia (Civil Action #E-62102) against Trident Communications Corp., Wail H. Alkhatib and Daniel G. Kuttab (collectively, "Trident") alleging breach of contract, both oral and written, fraud, unjust enrichment, and detrimental reliance among its counts. Within this suit, the Company is requesting return of certain shares issued to Trident in conjunction with a certain Resale Debit Card Agreement as well as $10 million as payment for services rendered to Trident but not paid for. While no assurances can be given, the Company anticipates that a favorable resolution will be reached in this litigation.

On August 29, 1997, a complaint was filed against the Company by WorldCom Network Services, Inc. d/b/a WilTel in the State Court of Dekalb County, Georgia (Aciton No. 97A-36948-3) seeking recovery of approximately $6 million for payment of services rendered as well as fees for attorneys and court costs. This suit was amended to reflect an amount of $7.5 million. On October 2, l997, the Company filed its answer and believes that this amount is incorrect due to apparent significant overbillings by WorldCom and disputed amounts with its former customer, Trident Com Corp. While no assurances can be given, Management intends to vigorously defend this action.

On August 14, l997, the Company and its Vision 21 subsidiary commenced an action in the Superior Court of Fulton County, State of Georgia (Civil Action E61477) against Interlynx Technologies and certain former employees and independent representatives of the Company, seeking a temporary restraining order and interlocutory and permanent injunction under the Georgia Uniform Deceptive Trade Practices Act; interlocutory and permanent injunction for actual and threatened misappropriation of trade secrets; and alleging violation of the Georgia Trade Secrets Act, Violation of the Georgia Computer Systems Protection Act, Breach of Contract, Georgia Racketeer Influenced and Corrupt Organizations Act (RICO), breach of fiduciary and/or confidential relations, tortious interference with contractual and business relations and prospective contractual and business relations, defamation, and seeking conversion and imposition of a constructive trust, among other things.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders (the "Meeting") was held on September 16,
1997.

The Stockholders reelected Roderick A. McClain, Chairman of the Board of Directors and Chief Executive Officer and President, Geoffrey F. McClain, Senior Vice President, and Herbert S. Perman, Executive Vice President as Directors.
In addition, two independent outside Directors were elected; Mr. Don L. Thone and Mr. Ron Berkowitz.

The second proposal to change the Company's state of incorporation from Florida to Delaware by means of a merger of the Company with and into a wholly-owned subsidiary passed with 53% of the votes or 12,673,695 in favor, 742,121 votes against, 42,902 votes abstaining, and 7,119,858 unvoted.

The third proposal was a conditional proposal which was not necessary due to the second proposal passing.

The fourth proposal to adopt the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan") and to reserve up to 3,400,000 shares of the Company's Common Stock for issuance under the 1996 Stock Option Plan passed with 53% of the votes or 12,633,005 in favor, 658,646 votes against, 167,067 votes abstaining, and 7,119,858 unvoted.

The fifth proposal to approve the form of indemnification agreements between the Company and the members of the Company's Board of Directors passed with 81% of the votes or 19,333,903 in favor, 550,205 votes against, and 694,468 votes abstaining.

The sixth proposal to ratify the appointment of Tauber & Balser P.C., Certified Public Accountants, as independent public accountants for the Company for the year ending December 31, 1997 passed with 86% of the votes or 20,337,424 in favor, 139,247 votes against, and 101,905 votes abstaining.

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                     (Registrant)



/s/ Roderick A. McClain
-----------------------------------------
Roderick A. McClain, President & CEO

Date: November 18, 1997




/s/ Terry A. Huetter
-----------------------------------------
Terry A. Huetter, Chief Financial Officer

Date: November 18, 1997