Form 10KSB
period 1997-12-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1998-04-15
CIK 789562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to _____________

                         Commission file number: 0-15818

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
            (Name of small business issuer specified in its charter)

                    Delaware                              64-0708107
         (State or other jurisdiction                  (I.R.S. Employer
         of incorporation or organization)           Identification No.)

             55 Marietta Street, Suite 1760, Atlanta, Georgia 30303
          (Address of principal executive offices, including zip code)
           1121 Alderman drive - Suite 200, Alpharetta, Georgia 30202
                 (Former address of principal executive offices)

                                  404-233-3277
                (Issuer's telephone number, including area code)

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 1997 were $ 11,674,739.

The number of shares outstanding of the issuer's common stock as of April 6, 1998, was 26,807,915 shares. The aggregate market value of the common stock (23,686,527 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.445) of the common stock as of April 6, 1998 was $10,540,505.

Transactional Small Business Disclosure Format (Check one):   Yes [ ]  No [X]



         THIS ANNUAL REPORT ON FORM 10-KSB (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, EACH OF WHICH COULD

ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         BUSINESS OF THE COMPANY

         Global TeleMedia International, Inc. (the "Company"), a Delaware corporation, is engaged in three related business operations, (i) the provision of long-distance telecommunications services, especially Enhanced Services (defined below) to both commercial and individual purchasers (the "Telecommunications Business"); (ii) the purchase from and resale, to other carriers, of long distance time, especially for international telephone communications (the "Carrier Sales Business"); and (iii) the provision of satellite access through a marketing agreement with a third party (the "Satellite Services Business"). The Company currently generates no revenue and is dependent upon obtaining adequate financing to fulfill its business plan (See
Item 6- Management's Discussion and Analysis")

         HISTORY OF THE COMPANY

         The Company was incorporated as a Florida corporation on December 31, 1984, under the name Phoenix Hi-Tech, Inc. The Company completed its initial public offering of its equity securities on May 23, 1986. On October 22, 1994, the Company changed its name to Global TeleMedia International, Inc. In September 1997, the Company's shareholders approved the reincorporation of the Company in Delaware. See Item 4, Submission of Matters to a Vote of Security Holders.

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

         In October, 1994, the Company licensed the nutritional division of the Company (its former business) and sold the Company's nutritional marketing company, Marketshare International, a wholly-owned subsidiary to L&M Group, L.C. ("L&M"), an unaffiliated third party. On January 31, 1995, the Company entered into a sales and license agreement with L&M pursuant to which L&M acquired the rights to the Company's nutritional products line for royalties from sales of the nutritional products based on a percentage of gross sales. In 1997, the Company received a total of approximately $35,000 in royalties, compared to a total of approximately $115,000 in royalties, including certain guaranteed minimum amounts, received in 1996. Since the culmination of these transactions, the Company has devoted all of its resources to its telecommunications business. In the fourth quarter of 1997, the Company entered into an option agreement under which an unaffiliated third party has the right to acquire substantially all of the Company's interest in the nutritional products.

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

         In July 1997, the Company announced its intent to purchase a controlling interest in International TeleData Corporation ("ITD"), and its intention to tender for the remainder of the ITD shares. The planned acquisition was based substantially upon the expected value to the Company of a certain marketing rights agreement between ITD and the owners of a satellite transmission software protocol (the "technology"). The technology is expected to provide significant cost advantages in the implementation and operation of global voice, data and video transmission networks. Subsequently, it became apparent that ITD was unable to deliver any of the anticipated revenue-generating projects or the necessary financing. As a result, the principal ITD shareholders requested, and the Company agreed to, the rescission of the share acquisition and the cancellation of all agreements between the parties.

         THE BUSINESS PLAN

         The Company's Business Plan ("the Plan") for a Nationwide Telecommunications Business has been delayed due to problems associated with its switching platform and the lack of sufficient capital to implement the Plan. The Company currently has no revenues. The Plan is to concentrate the Company's marketing and sales efforts on its Carrier Services and Satellite Services Businesses. Fulfillment of the Company's Plan requires the Company to obtain a significant portion of the financing that it believes will be essential to carry out its business plan. No assurance can be given that the Company will be able to procure such financing at terms acceptable to the Company or at all. See "Business - Management Team" and "Management's Discussion and Analysis or Plan of Operation."

         The Company ultimately aspires to develop itself into a full-service, facilities-based telecommunications carrier. The Company's plan to achieve this goal involves moving through three stages of the telecommunications services business: (i) reseller, (ii) licensed carrier, and (iii) facilities-based carrier. The Company is a licensed carrier by 41 of the 48 continental states and with the federal government, enabling the Company to provide and bill for telecommunications services directly to customers. A Carrier, in contrast to a reseller, obtains customers, bills them directly and provides service thereto. However, unless such Carrier owns its own long-distance equipment, it must route its customers' calls through lines and equipment provided by other companies. The cost of such routing is a function of the volume of the calls routed and, especially, the amount of minimum monthly commitment that the Carrier is prepared to reserve from such other companies, for a minimum monthly fee. A facilities-based Carrier ("Facilities-Based Carrier") owns or leases its own telecommunications switching equipment ("switches") and lines and can route its customers' calls through such switches. It can also sell the excess capacity of its switches, if any, to other Carriers. See "Business-Telecommunication Business Licensing Requirements."

         In order to achieve its goal to be a Facilities Based Carrier, the Company believes that the development of it own telecommunications network of switches and dedicated transmission lines will reduce its dependence on other Carriers, protect the Company from future network disruption, provide additional services to its subscribers and ultimately reduce expenses associated with the transmission of long distance calls. The Company may incur substantial indebtedness and fixed operating costs in acquiring or leasing the switches and dedicated transmission lines needed to develop a telecommunications network, which is a departure from historical operations. In addition, the U.S. Federal Communications Commission ("FCC") is in the process of repricing the local transport component of the access charges paid to local exchange carriers ("LECs") to complete a long distance call, and such repricing could affect the economies associated with developing a telecommunications network. As a result, while the development of a telecommunications network is an important part of the Company's business plan, there can be no assurance that development of a telecommunications network will be completed or, if completed, will be beneficial to the Company.

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

         In an effort to carry out its business plan, the Company had leased certain switches from IEX Corporation ("IEX"). The Company's original attempts to facilitate traffic over the IEX switches resulted in significant operational failures. As a result, the Company restructured its original purchase of those switches into a lease arrangement calling for, among other conditions, significant upgrades to the operational software by IEX. During the fourth quarter of 1997, the Company determined that the IEX switches could not be deployed to adequately meet its Enhanced Services requirements and terminated its relationship with IEX in January 1998. The Company had also previously entered into sharing, or "joint venture" agreements with US One Communications Corp. ("US One") to use that company's switches; however, that plan was aborted due to the filing of a bankruptcy petition by US One during 1997.

         Based upon its recent experience and due to its limited capital, in the near term and for at least the balance of 1998, the Company intends to utilize a third party carrier or carriers to provide its network and operational services. Although utilization of such third parties may result in reduced operating margins, the Company believes that this short-term strategy will permit it to keep its overall costs at an acceptable level and permit the Company to concentrate its limited resources on the development of its customer base. No assurance can be given that such Enhanced Services will prove to be the important competitive feature envisioned by management, or if they do, that the Company will ever earn revenue from the provision of such services. No assurance can be given that the Company's near-term strategy of utilizing third party operational arrangements will permit it to achieve profitability.

         TELECOMMUNICATIONS BUSINESS

         Until such time as the Company can or does replace its switches, the Company will act as a marketer and reseller of services provided by others. As of March 31, 1998, the Company is entitled to operate as a Carrier for both interstate and international traffic and is approved to operate interstate traffic in forty-one states. Applications will be filed in other states where appropriate, and the Company anticipates having approval by the end of 1998, although no assurance can be given to that effect. See "Business - Telecommunications Business Licensing Requirements."

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

         COMPANY'S PRODUCTS AND SERVICES

         The Company plans to offer a variety of long distance and value-added services and products to its long distance subscribers, which currently include residential service, 1-plus service consisting of local, intrastate, interstate and international service, commercial service, 800 service, customized voice mail, prepaid calling cards and cellular service and a variety of wireless products.

         The Company currently offers a residential flat rate service through a third party, Telecommunications Service Center, Inc., which the Company believes competes favorably against flat rate programs offered by other major long distance service providers. Management now believes that 1-plus services, while a necessary part of a package of services, will not be a substantial contributor to future profits due to competitive developments in the industry. The Company also offers, through the same third party, an 800 service product to its residential subscribers which allows subscribers to call home on an 800 number or provide a toll free number for family members to call home.

         The Company's commercial services include 1 plus and toll free 800 services designed for businesses of all sizes. The commercial service may also include volume discounts and separate billing information for the different telephones within the same business.

         THE COMPANY'S MANAGEMENT TEAM

         An important element of the Company's plan to expand its Telecommunications Business is its complement of skilled personnel. In addition to the Company's executive officers, as of March 31, 1998, the Company has identified and hired a group of skilled telecommunications business professionals. As part of its downsizing and restructuring, however, the Company has outsourced a number of functions and activities in its efforts to become profitable. See "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act." These business professionals includes:

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

         Paul Graham, Director of International Sales. Mr. Graham joined the Company in December 1996. Prior to joining the Company, for three years he was National Sales Director for Voyager Networks, Inc. where his responsibilities included management and training of company sales agents as well as the development of company sales and marketing strategy. Previously he built and operated The Racquetball Spa, a premier multi-faceted fitness center and racquetball club in Connecticut.

         CARRIER SALES BUSINESS

         The Company's business plan involves the purchase of large amounts of long-distance services at favorable rates. This business is intended to (i) provide the Company with large amounts of long-distance services which the Company can resell through its own switches to its own customer base, and (ii) enable the Company to resell some or all of such services, in wholesale transactions, to other Carriers, also through the Company's own switches. In order to make a profit on the Carrier Sales Business, however, the Company will have to secure the availability of large amounts of long distance capacity, at a favorable price, from larger Carriers than the Company. Such arrangements will require the Company to provide such Carriers with a cash deposit, letter of credit, or other form of security to assure the payment for such long-distance service since such Carriers will not provide such services on the basis of unsecured credit arrangements of companies without strong financial resources. Thus, the Company is completely at risk for the resale of such long-distance service at a price greater than the long-distance service is purchased for. The Company does not have the financial resources to obtain such commitments, nor does the Company anticipate being able to generate such financial resources as a result of its cash flow from operations. The Company is seeking sources of financing so that the Company may implement this part of its business plan. No assurance can be given that the Company will obtain the sought after financing or will ever be able to bring its Carrier Sales Business to a profitable operational level.

         The Company's Business Plan had been based upon successful implementation of the IEX Workhorse switch platform. Given the inability to successfully deploy the IEX Switches, the Company has begun discussing alternatives available from other switch vendors, and alternative outsourcing arrangements, in order to deliver services on a consistent reliable basis.

         The Company began marketing the Enhanced Services through its network of independent Distributors (defined below), brokers and other agents as well as through direct sales, on a wholesale basis, from the Company's own sales force. Based on the expected delivery of an operating IEX Switch in 1996, the Company encouraged its Distributors to market its anticipated Enhanced Services immediately. The inability of the Company to deliver such Enhanced Services through Workhorse during the last quarter of 1996 and the first quarter of 1997 meant that the Company failed to fulfill such commitments and accordingly has not generated anticipated revenue. See "Management's Discussion and Analysis or Plan of Operation."

         Due to problems associated with Workhorse's performance and the cancellation of the underlying carrier contract, the Company discontinued carrying traffic on its switching network at the end of August 1997. The Company is in the process of reviewing new replacement switches for the redeployment of its network and exploring possible outsourcing alternatives.

         As of March 31, 1998, no revenues were being generated from the wholesale carrier business. While the Company anticipates new business in the near future and anticipates revenue from its reseller efforts in the second quarter of 1998. There can be no assurance that the Company will be successful in generating such revenues or redeploying its switching network.

         Anticipated sales in the Carrier Sales Business are made by both salespeople hired and trained by the Company who receive base salaries and commissions based upon actual sales volumes as well as independent commissioned sales representatives. With the implementation of the Company's nationwide Enhanced Services network, the Company believes it will be able to attract as customers, a number of second and third tier Carriers for these services. In addition, the Company believes there exists an opportunity to provide international traffic for certain foreign countries through existing and future business relationships. No assurance can be given, however, that the Company will ever make a profit on the Carrier Sales Business. See "Business-Telecommunications Business."

         SATELLITE SERVICES BUSINESS

         In April of 1998, the Company entered into a letter of intent for a non-exclusive agreement for the marketing of the technology under which the Company will be permitted to globally market the technology for a ten-year period. The Company intends to market the technology to corporate customers and to utilize the technology to develop its international carrier business.

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

         EMPLOYEES

         As of March 31, 1998, the Company had 10 full time employees, including four executive personnel. See "Business - Management Team" and "Management's Discussion and Analysis or Plan of Operation."

         The Company intends to hire additional personnel as the development of the Company's business and additional financing for operations makes such action appropriate. The loss of the services of key personnel could have a material adverse effect on the Company's business. Since there is intense competition for qualified personnel knowledgeable of the Company's industry, no assurance can be given that the Company will be successful in retaining and recruiting needed key personnel. The Company does not have key-man life insurance for any of its employees.

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


         INDUSTRY OVERVIEW

         Since the break-up of AT&T in 1984, the domestic long distance market has roughly doubled to an estimated $67 billion in annual revenues in 1994 and AT&T's share has declined to approximately 56% of the market. The other Major Competitors increased their market shares. The Major Competitors constitute what generally is regarded as the first tier in the U.S. long distance market. The remainder of the market share is held by several large regional long distance companies.

         The present long distance telecommunications marketplace was principally shaped by the 1984 divestiture by AT&T of its BOCs (defined below). As part of the AT&T Divestiture Decree (the "AT&T Decree"), the United States was divided into geographic areas known as Local Access Transport Areas ("LATAs"). The local exchange carriers ("LECs"), which include the Bell Operating Companies ("BOCs") and independent LECs, provide local telephone service, local access services and short haul toll service. Interexchange carriers ("IXCs"), including the Company, and certain independent local exchange carriers provide long distance service between LATAs (inter-LATA traffic) and within LATAs. The current structure of the industry is subject to change as the impact of recently enacted legislation is realized.

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

         THE 1996 TELECOMMUNICATIONS ACT

         The 1996 Telecommunications Act (the "1996 Act") includes certain prohibitions on the Major Competitors and any other long distance Carrier serving more that five percent of the nations' presubscribed access lines from jointly marketing their long distance services with resold local phone services acquired from the Regional Bell Operating Companies ("RBOC") for a specified period ending on the earlier of BOC receipt of in-region long distance authority or February 8, 1999. Because the Company does not meet such threshold, such prohibition does not currently apply to the Company. Consequently, during the time period that the prohibition is in effect in a particular state, the Company, upon receipt of all necessary regulatory approvals to provide local resale services, will be able to resell the local phone service products of the RBOCs and jointly market those products with its long distance service. However, if during that time period a company were to build a facilities-based network that could compete with the BOCs in providing local residential phone service, the Major Competitors and any long distance Carrier serving more than five percent of the nations's presubscribed access lines could jointly market that company's local phone service with their long distance service. According to a 1995 FCC report, the U.S. local basic phone service market was estimated by the FCC to be in excess of $40 billion in 1994, and the domestic intra-LATA long distance market was estimated by the FCC to be in excess of $11 billion in 1994, although no assurance can be given to that effect.

         As required by the 1996 Act, in August 1996, the FCC adopted new rules implementing certain provisions of the 1996 Act (the "Interconnection Orders"). These rules are designed to implement the pro-competitive, deregulatory national policy framework of the new statute by removing or minimizing the regulatory, economic and operational impediments to competition for facilities-based and resold local services, including switched local exchange service. Although setting uniform national rules, the Interconnection Orders also rely on states to apply these rules in implementing a pro-competitive regime in their local telephone markets. The Interconnection Orders are primarily important to the Company at this time insofar as they affect the cost to the Company of providing resold local services. Consistent with the 1996 Act, the Interconnection Orders require incumbent LECs to offer their telecommunications services at retail prices minus avoided costs. The Interconnection Orders also require, among other things, that intra-LATA pre-subscription (pursuant to which LECs must allow customers to choose different Carriers for intra-LATA toll service without having to dial extra digits) be implemented no later than February 1999. Petitions seeking reconsideration of one or more aspects of the Interconnection Orders have been filed with the FCC and are pending. Also, the Interconnection Orders have been appealed to various U.S. Court of Appeals. These appeals have been consolidated into proceedings currently pending before the U.S. Eighth Circuit Court of Appeals. Certain of the rules adopted in the Interconnection Orders, including rules that concern the pricing of local services such as resold local service, have been stayed by the Court. The Company believes the trend toward increased competition and deregulation of the telecommunications industry will be accelerated by the 1996 Act and subsequent developments.

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

         The 1996 Act opens the local phone services market to competition by requiring LECs to permit interconnection to their networks and establishing, among other things, LEC obligations with respect to unbundled access, resale, number portability, dialing parity, access to rights-way and mutual compensation. The legislation also codifies the LECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. In addition, the legislation contains special provisions that eliminate the AT&T Decree and the GTE Decree, thereby eliminating certain restrictions on the BOCs and GTOCs from providing long distance services and engaging in telecommunications equipment manufacturing. These new statutory provisions permit the BOCs to enter the long distance market. As of the date of enactment of the legislation, a BOC is no longer restricted from providing inter-LATA long distance service outside of those markets in which it provides local exchange service (referred to as "out-region" long distance service). A BOC may provide long distance service within the regions in which it also provides local exchange service (referred to as "in-region" service) if it satisfies certain procedural and substantive requirements and upon obtaining FCC approval. The GTOCs are permitted to enter the long distance market as of the date of enactment without regard to limitations by region, although the necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service will need to be obtained, and the GTOCs are subject to the provisions of the 1996 Act that impose interconnection and other requirements on incumbent LECs.

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


         STATUTORY AND REGULATORY CHANGES

         There are currently numerous regulatory changes under consideration, including the pricing of access charges paid to the LECs by the IXCs. In addition, changes have been made to the terms of the AT&T Decree since it was entered. The 1996 Act codifies the LECs' equal access and non-discriminating obligations and preempts inconsistent state regulation. In addition, the legislation contains special provisions that eliminate the AT&T Decree and the GTE Decree, thereby eliminating certain restrictions on the BOCs and GTOCs, respectively, providing long distance services and engaging in telecommunications equipment manufacturing. These new statutory provisions permit the BOCs to enter the long distance market. As of the date of enactment of the legislation, a BOC is no longer restricted from providing inter-LATA long distance service outside of those markets in which it provides local exchange service (referred to as "out-of-region" long distance service). A BOC may provide long distance service within the regions in which it also provides local exchange service (referred to as "in-region" service) if it satisfies several procedural and substantive requirements, including obtaining the FCC's approval for the

BOC's application for each state. The BOC may meet the 1996 Act's requirements for a particular state in two different ways. The BOC could meet these requirements upon a showing that in certain situations facilities based competition is present in its market; that the BOC is providing access and interconnection approved pursuant to the 1996 Act in that particular state; that the approved interconnection agreements satisfy a 14-point "checklist" of competitive requirements; and that the BOC's entry into in-region long distance markets is in the public interest. In the alternative, if no request for access or interconnection has been made to the BOC within a specified time, the BOC may meet the requirements of the 1996 Act by having a statement of the terms and conditions that the BOC generally offers to provide such access and interconnection that has been approved or permitted to take effect by the state commission; that the BOC is generally offering access and interconnection pursuant to that state - approved statement and such access and interconnection meets the requirements of the 14-point competitive checklist; and that the BOC's entry into in-region long distance markets is in the public interest. Before making its ruling, the FCC is instructed to consult with the U.S. Department of Justice (the "DOJ"), but the FCC is not bound by the recommendations of the DOJ. The FCC is also required to consult with the state commission of any state that is the subject of the BOC's application to verify the compliance of the BOC with certain requirements of the Act. The GTOCs are permitted to enter the long distance market as of the date of enactment without regard to limitations by region, although the necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service will need to be obtained, and the GTOCs are subject to the provisions of the 1996 Telecommunications Act that impose interconnection and other requirements on LECs.

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

In May 1997, the Federal Communications Commission released rules that require all telecommunications carriers that provide interstate communications services to contribute to the universal service support mechanisms based upon their proportionate share of end-user telecommunications revenues. Under these rules, the Company will be responsible for its contribution only for those services delivered to the end user. The amount of the future obligations has not been determined but will become a factor in determining the cost structure of all telecommunications carriers.

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

         As of March 31, 1998, the Company has received Certificates of Public Convenience and Necessity or is otherwise authorized to operate in 41 states. The Company currently is not authorized to operate in the following states:
North Carolina, New Mexico, Nebraska, Minnesota, New Hampshire, Rhode Island and West Virginia. The Company intends to make reapplication in those states when appropriate to the development of its business.

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

         In September 1996, the governor of the State of California signed into law a statute affecting the manner in which Carriers such as the Company can effect a change in a residential subscriber's local or long distance service. Under this new law, which became effective on January 1, 1997, a residential subscriber's decision to change his or her telephone service provider must be confirmed by an independent third-party verification company. This law appears to conflict with the FCC's rules governing changes in Carriers, which allow Carriers to confirm a subscriber's choice through several different mechanisms including obtaining the subscriber's written authorization, which is the method currently employed by the Company. It is possible that this law will be challenged as being inconsistent with the FCC's existing rules. The Company is in the process of evaluating the effect of the California statute upon its operations. In addition, a number of states are considering adopting their own third-party verification rules which, like California, may be inconsistent with the FCC's rules.

         RISK FACTORS

         THIS REPORT MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE REFORM ACT. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE COMMISSION, REPORTS TO THE

COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

         THERE IS A LIMITED PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. PERSONS WHO MAY OWN OR INTEND TO PURCHASE SHARES OF COMMON STOCK IN ANY MARKET WHERE THE COMMON STOCK MAY TRADE SHOULD CONSIDER THE FOLLOWING RISK FACTORS, TOGETHER WITH OTHER INFORMATION CONTAINED ELSEWHERE IN THE COMPANY'S REPORTS, PROXY STATEMENTS AND OTHER AVAILABLE PUBLIC INFORMATION, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, PRIOR TO PURCHASING SHARES OF THE COMMON
STOCK:


         Impaired Financial Condition. Although the Company was formed in 1984, it has many of the characteristics of a development stage company, currently has no revenues, and is subject to all of the risks inherent in the establishment of new businesses. The Company has generated only losses from operations since the beginning of 1995. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the operation of a new business. Revenues generated from the Company's operations are not adequate to meet the Company's operating expenses. The Company has generated losses of approximately $17.5 million and approximately $5.7 million during the years ended December 31, 1997 and December 31, 1996, respectively. The Company has current liabilities of nearly $20 million and is involved in various matters of litigation (See Part 3 - "Litigation"). The Company also has liabilities of more than $600,000 to the Internal Revenue Service for undeposited payroll withholding taxes with respect to which it believes it has negotiated an acceptable payment schedule. The Company also has a contingent liability to IEX which could require it to return $350,000 to IEX, although no collection action has been taken by IEX as of March 31, 1998. There can be no assurances that the Company will ever achieve profitable operations. See "Management's Discussion and Analysis or Plan of Operations."

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

         Need for Additional Capital. The Company's successful transition to profitable operations is dependent upon obtaining adequate financing to fund current operations and to develop and maintain a market share in an industry characterized by explosive growth. The Company's ability to operate the Carrier Sales Business is dependent on substantial and immediate financing. In the event the Company fails to raise additional funds from such financing, and fails to generate any adequate revenues from operations, the Company may be unable to compete in the telecommunications industry. In addition, the Satellite Services Business started in April of 1998 will require substantial capital for the deployment. There can be no assurances that any sources of financing will be available from existing stockholders or external sources on terms favorable to the Company, or at all, or that the business of the Company will ever achieve profitable operations. Further, any additional financing may be senior to the Company's Common Stock or result in significant dilution to the holders of the Common Stock. In the event the Company does not receive any such financing or generate profitable operations, management may have to suspend or discontinue its business activity or certain components thereof in its present form or cease operations altogether. See "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources."

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

         New Technological Developments: Marketing Implications. The telecommunications business has been characterized by rapid and striking technological change. In addition, many companies in the industry have prospered by anticipating the needs and desires of consumers and successfully offering amounts and types of telecommunications services which not only took advantage of technological change, but provided them in an attractive form to such consumers. Management of the Company believes that the industry will continue to undergo frequent technological change and that there will be constant challenges to revise existing marketing strategies and create new ones. Management believes that the Company's personnel have far less experience in these areas than those employed by competitors of the Company. Accordingly, no assurance can be given that the Company will be able to adapt new technological developments to its existing switches, leased lines and business relationships, or, even if it can, that the Company will be able to capitalize on such technological developments in a manner that generates revenue to the Company. See "Business - the Company's Management Team."

         Ability to Manage New Businesses. All of the Company's businesses are new. With respect to the Telecommunications Business, the Company is currently only a reseller of another Carrier's services. The Carrier Sales Business was started in January 1997. The Company intends to enter the Satellite Services Business in late April 1998, and there can be no assurances that the Company will be successful in that business. The ability of the Company to generate revenue in 1998 and future years, depends on its ability to manage its new businesses, each with its own problems of growth, management, response to technical changes, pressures of competition, need for financing and recruitment and retention and key personnel. No assurance can be given that the management of the Company will be capable of handling the many problems and issues attendant to the operation and projected growth of such businesses. See "Business."

         Dependence on Key Personnel. The Company is dependent upon the skills of its management team. There is strong competition for qualified personnel in the telecommunications industry, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the Company's business. As of March 31, 1998, the Company is dependent for its success on certain key executive officers, especially Roderick McClain. The loss of the services of Roderick McClain would have an immediate adverse material effect on the business of the Company. There can be no assurances that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company does not have key-man life insurance on any employees of the Company. See "Business - the Company's Management Team" and "Management."

         Dependence on Switching Equipment. The Company currently has no switching facilities of its own. The ability to route telecommunications through one of its switches is a critical factor to the Company's ability to provide services at competitive prices. If the Company is unable to obtain its own switches, the Company would be forced to utilize the services of an unrelated Carrier or Carriers, thus increasing the cost of providing service to its customers. See "Business - The Company's Products and Services."

         Dependence on Unrelated Carriers for Provision of Long Distance Capacity. Although the Company is licensed as a Carrier in most U.S. jurisdictions, it does not now possess a full network through which it can process communications. Thus, it must rely on unrelated Carriers to transmit portions of calls made by the Company's subscribers. In addition, the Company relies on local exchange Carriers for origination and termination of certain calls. A failure, whether from a power outage or otherwise, in a line or switch operated by one of such unrelated Carriers could adversely affect the Company's ability to service the calls placed by its customers. Even if the Company was able to reroute such calls so that its customers suffered no loss in service, the Company might incur additional costs to do so. Although the Company has not yet incurred significant delays or other problems in this regard, no assurance can be given to this effect prospectively. Moreover, any extended delay or other problem suffered by customers of the Company could adversely affect the reputation of the Company for provision of timely and efficient telecommunications service. See "Business-Telecommunications Business - Relationships with Carriers."

         Telecommunications Services; Minimum Commitments. The Company expects to enter into a number of agreements with unrelated telecommunications Carriers to provide transmission capacity for calls made by customers of the Company, but requires capital to be able to do so. In certain of these agreements, the Company, in return for receiving the benefits of lower rates, will commit for a minimum monthly usage of long distance capacity. No assurance can be given that the Company will generate sufficient revenue to pay for such minimum obligations. See "Business - Telecommunications Business."

         Government Regulation of Business. The Company is subject to regulation by various government authorities in respect of its telecommunication activities and its network marketing. As of March 31, 1998, the Company is authorized as a Carrier in forty-one states and has its FCC Interstate license and FCC 214 International Tariff. Carrier status allows the Company to deal directly with its underlying Carriers and enables the Company to provide direct telecommunications service to its customers, that is, without processing its telecommunications customer provisioning and billing through unrelated licensed Carriers. If the Company were to lose its Carrier status in a particular jurisdiction, it would no longer be able to provide direct telecommunication service to customers and to bill therefor; instead, the Company would be able only to recruit customers and pass them off to an unrelated Carrier. Such activity, even if profitable to the Company, would offer little possibility for growth in the industry. Although management of the Company believes that the Company has generally remained in compliance with the regulations in the jurisdictions in which it operates, no assurance can be given to that effect. A loss of Carrier status in several jurisdictions would have a material adverse effect on the Company's operations. See "Business - Government Regulation."

         RBB-Khalifa Litigation. The Company is engaged in a dispute with certain purchasers of the principal amount of $5,333,333 of certain 3% Convertible Debentures, due August 15, 1998. The Debentures were issued in reliance on an exemption from registration pursuant to Regulation S under the Securities Act of 1933, as amended (the "Securities Act"). The Debentures are convertible into shares of the Company's Common Stock based on the per share conversion price for the Debentures of the lesser of: (i) $4.00, or (ii) the average closing bid price of the Company's Common Stock for the five (5) trading days immediately preceding the date of notice of conversion. The entire obligation underlying the Debentures is currently convertible into Common Stock under the terms of the Debentures. The Company has received requests for conversion of a total of $583,000 principal amount of Debentures (plus accrued interest thereon) into unrestricted shares of Common Stock. The Company has taken the position that the Debentureholders have not complied with the terms of the subscription documents executed in connection with the issuance of the Debentures, and that until the Debentureholders are in such compliance, the Debentureholders have not fulfilled their obligations under the Subscription Documents, and no shares may be issued pursuant to the purported conversion requests. In November 1997, the trial court dismissed substantially all of the Company's counter claims. However, the Company intends to file an appeal of that decision. The Company has entered into negotiations with the Debentureholders to reach an acceptable settlement which will serve to spread conversion of the Debentures over an extended period of time with certain limitations. No assurance can be given, however, that the parties will reach any settlement or that a settlement will be on terms favorable to the Company. If the above requested conversions, and thereafter, other conversions, are permitted to take place and unrestricted shares of Common Stock are issued therefore could become significant holders of the Company's Common Stock, diluting the interests of existing holders of Common Stock. See "Legal Proceedings - RBB Bank/Khalifa Litigation."

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

         Disclosure Relating to Low-Priced Stocks. The Company's Common Stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. The Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. In addition, NASDAQ has announced its intentions to make its trading rules for "penny stocks" even more stringent. These new restrictions are expected to be announced in the latter half of 1998. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited and may decline further due to the pending additional NASDAQ rules.

         Certain Registration Rights. The Company has entered into various agreements pursuant to which certain holders of the Company's outstanding Common Stock have been granted the right, under various circumstances, to have Common Stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by the Company. Of the issued and outstanding Common Stock as of April 6, 1998, a total of 3,201,267 shares may be the subject of future registration statements pursuant to the terms of such agreements. In addition, as of April 6, 1998, there are warrants to acquire 987,500 shares of Common Stock which may be exercised through December 31, 1998, and which carry certain piggyback registration rights. Any such registration statement may have a material adverse effect on the market price for the Company's Common Stock resulting from the increased number of free trading shares of Common Stock in the market. There can be no assurances that such registration rights will not be enforced or that the enforcement of such registration rights will not have a material adverse effect on the market price for the Common Stock.

         Lack of Dividends on Common Stock. The Company has paid no dividends on its Common Stock as of March 31, 1998 and there are no plans for paying dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business.

         Shares Eligible for Future Sale; Issuance of Additional Shares. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. As of April 6, 1998, there are 23,606,648 shares of Common Stock which are free of the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Further, 3,201,267 shares may be the subject of future registration statements pursuant to the terms of certain agreements between the Company and certain of its stockholders. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Articles of Incorporation, the Company has the authority to issue additional shares of Common Stock. The issuance of such shares could result in the dilution of the voting power of the currently issued and outstanding Common Stock.


ITEM 2.  DESCRIPTION OF PROPERTIES.

         The Company has an operating lease at 55 Marietta Street, Atlanta, Georgia for office space containing the Company's executive offices and for its planned long distance switching equipment. This lease is with an unaffiliated third party. The lease term is five (5) years from the commencement date of November 1, 1996, and monthly rental is $2,154.

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

         Management of the Company believes that there are valid defenses to each of the claims and intends to vigorously defend this action. Trial is expected to commence in April 1998. The Company has proposed a settlement of this matter to the plaintiff; however, as of March 31, 1998 no settlement has been reached and no assurance can be given that such a settlement will be achieved on terms favorable to the Company.

         TJC Litigation. On September 23, 1996, a complaint was filed against the Company by TJC Communications in the State Court of Fulton County, Georgia, Civil Division (Civil Action No. 96VS0118421) alleging default on a promissory note associated with the prior asset purchase of TJC Communications. On October 28, 1996, the Company filed a consolidated answer, counterclaim and third party complaint against R. Wayne Johns, an Individual, and Charles Colclasure, an Individual, both principals of TJC Communications, alleging fraudulent inducement, material misrepresentation, fraud and deceit. Both Johns and Colclasure individually failed to answer the Company's counterclaim, and on January 15, 1997, the Company, filed for a Motion for Default as to Third Party Defendants with Proposed Default Judgment and Request for Hearing. On February 19, 1997, the Company filed a complaint against Johns, Colclasure and TJC in Superior Court, Fulton County (#55839) and on March 3, 1997, made a motion to combine the first action with its February 19, 1997 suit. On October 17, l997, the Company entered into a Settlement Agreement and Mutual Release with Johns, Colclasure and TJC Communications and release 52,500 shares of the Company's common stock to TJC that had been previously issued as well as issued the common stock as full and complete settlement.

         CAM-NET Litigation. On February 20, 1997, a complaint was filed by CAM-NET Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses.

         The claim by CN related to an original letter of intent for the merger of the two entities in or about April 1996, pursuant to which money was advanced by CN to the Company. The Company contended that the promissory notes executed with respect thereto were merely to document such advances, with no intention that such advances be repaid. Subsequently, in or about July 1996, the Company contended that a revised letter of intent was entered into between the parties that included, among other things, changes in the terms of the promissory notes. The Company contended that CN thereafter elected to exercise its option to convert the promissory notes to the exclusive right to the Company's software utilized to manage Vision 21 for the Canadian market. As a result, the Company contended there are no sums due on the promissory notes.

         The Company filed an answer with affirmative defenses and setoff and recoupment against CN. The Company raised claims of material misstatements and nondisclosures, as well as improper action, against CN with respect to such letters of intent. The Company believed these constitute defenses to any claim of CN, as well as the basis of a claim for affirmative relief against CN. Because CN is currently a corporation continuing federally under the Canada Business Corporations Act and is thus protected from affirmative claims being asserted against it without leave of the Canadian Court, the Company had limited its claims against CN to setoff and recoupment and had not sought further damages which it believed it sustained as a result of the actions of CN.

         Although the Company was successful in reaching a compromise settlement of this action, its inability to make payment of the settlement amount in January 1998 resulted in a summary judgement against the Company for $250,000.

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

         During the period from November 15, 1996 to January 3, 1997, the Company received requests for conversion of the par principal amount of Debentures set forth below (plus accrued interest thereon) into unrestricted shares of Common Stock, as follows: (i) Khalifa ($333,000 to be converted at the conversion price of $0.332 per share), (ii) RBB Bank ($250,000 to be converted at the conversion price of $0.324 per share and $250,000 to be converted at the conversion price of $0.354 per share), and (iii) CIBC ($50,000 to be converted at $0.3832 per share and $50,000 to be converted at the conversion price of $0.396 per share). CIBC's conversion requests have been withdrawn, as received notices, dated January 10 and 14, 1997, on behalf of the Debentureholders asserting that the failure by the Company to issue shares of Common Stock pursuant to said conversion notices constituted an event of default under the Subscription Documents. CIBC has advised the Company that the attorneys purporting to give said notice of default on its behalf were not retained by it and did not have authority to so act on its behalf. CIBC has withdrawn its conversion requests and said unauthorized notice of default.

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

         The Company has expressed its willingness, at this stage, to issue the conversion shares to RBB Bank and Khalifa with a restrictive legend, at such time as terms of the Subscription Documents. The Company does not believe that the Company is in default with respect to the conversion notices or the Debentures.

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

         On November 20, 1997, the District Court, among other things, granted plaintiffs' motion for partial summary judgement with respect to its request for specific performance, ordered that the Company issue shares of stock to plaintiffs in accordance with the

Subscription Agreement, dismissed the Company's counterclaims for fraud and breach of contract and denied plaintiffs' request for a preliminary injunction as moot. The Company promptly filed a motion for reconsideration and the District Court denied that motion on January 5, 1998. The Company then filed a Notice of Appeal with the Eleventh Circuit Court of Appeals. The appeal was dismissed as premature and by motion dated March 19, 1998, the Company has asked that the District Court, pursuant to Rule 54(b) of the Federal Rules of Civil Procedure, enter a final judgement with respect to plaintiffs' claim for specific performance and, in such judgement, make an express determination that there is no just reason for the delay so that an appeal may be perfected. The plaintiffs have opposed this motion. A pre-trial brief has been filed with respect to the remaining claims of the plaintiffs.

         Management of the Company believes that it will be successful on appeal and intends to vigorously defend this action and pursue the Company's affirmative claims for relief and rescission. In the interim, however, the Company has proposed a settlement of all issues to which plaintiffs have not responded to date.

         Trident Litigation. On October 8, l997, the Company filed a complaint in the Superior Court of Fulton County, State of Georgia (Civil Action #E-62102) against Trident Communications Corp., Wail H. Alkhatib and Daniel G. Kuttab (collectively, "Trident") alleging breach of contract, both oral and written, fraud, unjust enrichment, and detrimental reliance among its counts. Within this suit, the Company is requesting return of certain shares issued to Trident in conjunction with a certain Resale Debit Card Agreement as well as $10 million as payment for services rendered to Trident but not paid for. While no assurances can be given, the Company anticipates that a favorable resolution will be reached in this litigation.

         WorldCom/WilTel Litigation. On August 29, 1997, a complaint was filed against the Company by WorldCom Network Services, Inc. d/b/a WilTel in the State Court of Dekalb County, Georgia (Action No. 97A-36948-3) seeking recovery of approximately $6 million for payment of services rendered as well as fees for attorneys and court costs. This suit was amended to reflect an amount of $7.5 million. On October 2, l997, the Company filed its answer and believes that this amount is incorrect due to apparent significant overbillings by WorldCom and disputed amounts with its former customer, Trident Communications Corp. While no assurances can be given, Management intends to vigorously defend this action.

         The Company responded to WorldCom's first request for production of documents. The case has been set for trial on May 7, 1998. The Company will seek to remove the case from the calendar until discovery has been completed.

         Interlynx Litigation. On August 14, l997, the Company and its Vision 21 subsidiary commenced an action in the Superior Court of Fulton County, State of Georgia (Civil Action E61477) against Interlynx Technologies and certain former employees and independent representatives of the Company, seeking a temporary restraining order and interlocutory and permanent injunction under the Georgia Uniform Deceptive Trade Practices Act; interlocutory and permanent injunction for actual and threatened misappropriation of trade secrets; and alleging violation of the Georgia Trade Secrets Act, Violation of the Georgia Computer Systems Protection Act, Breach of Contract, Georgia Racketeer Influenced and Corrupt Organizations Act (RICO), breach of fiduciary and/or confidential relations, tortious interference with contractual and business relations and prospective contractual and business relations, defamation, and seeking conversion and imposition of a constructive trust, among other things.

         Southern Signatures Litigation. On January 9, 1998, a complaint was filed against the Company by the Creative Network, Inc. in the State Court of DeKalb County, Georgia (Civil Action 98A40942-0) alleging that the plaintiff had furnished certain printing services to the Company on account, and alleging a default in payment for such services. Plaintiff seeks the principal sum of $211,383.31 pre-judgement interest and late charges, post-judgement interest, court costs and attorney's fees. On March 6, 1998, the Company filed an Answer alleging as defenses, among other things, that there was improper billing, estoppel, waiver and setoff and seeking an accounting.

         The Creative Network, Inc. Litigation. On February 27, 1998, a complaint was filed against the Company by The Creative Network, Inc. ("Creative") in the State Court of DeKalb County, Georgia (Civil Action No. 98A4211-1), alleging that certain monies are owed on account, being the amount of $61,561.47. The Company filed an answer to this complaint on March 26, 1998, and filed its first responses to the plaintiff's first discovery requests on April 9, 1998.

         The Company believed that it had reached a fair and equitable settlement of all amounts due to Creative in December 1997 and issued certain shares of its Common Stock, which are included in the total of issued and outstanding shares as reported herein, in full settlement. Certain principals of Creative subsequently attempted to deny the settlement. Management believes that it will be successful in its defense.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders (the "Meeting") was held on September 16, 1997.

         The Stockholders reelected Roderick A. McClain, Chairman of the Board of Directors and Chief Executive Officer and President, Geoffrey F. McClain, Senior Vice President, and Herbert S. Perman, Executive Vice President as Directors. In addition, two independent, outside Directors were elected; Mr. Don
L. Thone and Mr. Ron Berkowitz. Due to the time constraints associated with the Company's restructuring, both Mr. Thone and Mr. Berkowitz resigned from the Board on January 28, 1998.

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


         PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of April 6, 1998, the authorized capital stock of the Company consisted of 75,000,000 shares of common stock, par value $0.004 per share (the "Common Stock") and 25,000,000 shares of preferred stock, par value $0.004 per share (the "Preferred Stock"). As of April 6, 1997, there were issued and outstanding 26,807,915 shares of Common Stock options and warrants to purchase 4,037,500 shares of Common Stock at prices ranging from $0.10 to $5.00.

         The Company's Common Stock has been listed for trading in the Over-The-Counter Bulletin Board ("OTCB") market since July, 1995 and is quoted on the OTCB or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "GTMI." The number of shares of Common Stock issued and outstanding as of April 6, 1998, was approximately 26,807,915. The bid and asked sales prices of the Common Stock, as traded in the OTCB market, on April 6, 1998, were approximately $ 0.44 and $0.45, respectively. The quarterly range of high and low bid prices for the past two years were as follows:

                                       Bid Prices                Asked Prices
                                    High       Low              High     Low
Year Ended December 31, 1996

 1st Quarter                        1.188     0.625             2.000    0.700
 2nd Quarter                        3.000     1.813             3.250    1.938
 3rd Quarter                        2.438     0.500             2.625    0.563
 4th Quarter                        0.594     0.313             0.625    0.344

Year Ended December 31, 1997
 1st Quarter                        0.938     0.625             0.969    0.453
 2nd Quarter                        1.156     0.469             1.219    0.500
 3rd Quarter                        0.750     0.370             0 781    0.400
 4th Quarter                        0.625     0.380             0.656    0.410

Quarter Ended March 31, 1998
                                    0.290     0.070             0.380    0.080

         These prices are based upon quotations between dealers, without adjustments for retail mark-ups, markdowns or commissions, and therefore may not represent actual transactions.

         No dividend has been declared or paid by the Company since inception. The Company does not anticipate that any dividends will be declared or paid in the future.

         The transfer agent for the Company is American Stock Transfer and Trust Company.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THIS REPORT, INCLUDING THE DISCLOSURES BELOW, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE TERMS "ANTICIPATES," "EXPECTS," "ESTIMATES," "BELIEVES" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH MATERIAL DIFFERENCES INCLUDE THE FACTORS DISCLOSED IN THE "RISK FACTORS" SECTION OF THIS REPORT, WHICH READERS OF THIS REPORT SHOULD CONSIDER CAREFULLY.

         OVERVIEW OF PRESENTATION.

         The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

         The Company, which was formed on December 31, 1984 and primarily engages in the provision of telecommunications services to individuals and small businesses. Such telecommunications services include, but are not limited to, domestic and international long distance, prepaid calling cards, interactive voice mail and other enhanced voice recognition services. During 1997 the Company operated five separate, but related, businesses: (i) the Telecommunications Business; (ii) Vision 21 Business; (iii) the Carrier Sales Business; (iv) the Internet Services Business; and (v) the Collectible Calling Card Business. In February 1998, the Company suspended operations of its Vision 21, Inc. network marketing subsidiary as part of its restructuring to focus on its wholesale lines of business. The Company began the Satellite Services Business during April of 1998.

         As of November 15, 1996, the Company acquired substantially all of the assets of the business of Finish Line Collectibles, Inc. and two related corporations ("Finish Line"), pursuant to the terms of an asset purchase agreement (the "Finish Line Agreement"). The consideration was the assumption by a wholly-owned subsidiary of liabilities related to the business equal to $694,000.

         The Company had anticipated that the Collectible Calling Cards sold by Finish Line Collectibles, Inc. would feature the Enhanced Services available through the Company's Workhorse platforms. In addition, the Finish Line product line was to have offered an added collectible feature to the Enhanced Services Program of Vision 21. In July 1997, due to failure of Finish Line to meet projected revenue targets and the continuing losses associated with Finish Line operations, a Chapter 11 Bankruptcy petition was filed by the Company's wholly-owned subsidiary and all operations were discontinued. During 1997, the Company recorded losses of approximately $523,000 related to this business.



         As of January 2, 1997, the Company acquired substantially all of the assets and assumed certain liabilities related to the Internet service provider business of Log On America, Inc. ("LOA"). The consideration for the acquisition was assumption of liabilities of approximately $241,000.

         In the fourth quarter of 1997, the Company determined that it did not have sufficient resources to finance such expansion costs, and elected to sell all of the stock of LOA to a group led by LOA management. In a transaction closed in January 1988, the Company received as consideration a twelve-month interest-bearing note for $100,000 and a full release and indemnification from all future liabilities of LOA. The note is due in two equal semi-annual installments of $50,000, plus accrued interest. The Company recorded a gain of approximately $246,000 on the disposal of LOA.

         The Vision 21 Business was both a stand-alone business and the primary manner of marketing the Company's telecommunications products to the retail marketplace. In addition to communications products, the Company used Vision 21 to market the services of its wholly-owned subsidiary, Vision 21's Travel Pros, Inc. ("Travel Pros"), incorporated in July 1997. Travel Pros offered group tour, cruise and corporate incentive travel packages. Travel Pros also markets its services directly to corporations, trade associations and similar entities. The Vision 21 Business consists of a network of independent distributors ("Distributors") who market telecommunications services and products of the Company and of third parties.

         After a period of test marketing in 1995 and 1996, the Company based on the marketplace's response, believed that it had successfully refined the business, especially the compensation plan, for nationwide launching. However, revenues for the fourth quarter 1997 and first quarter of 1998 were minimal due to the continuing problems with the Company's telecommunications network infrastructure, the inability of the IEX Switches to deliver planned services and lack of sufficient capital to promote the travel services business through Vision 21. As part of its restructuring and down-sizing strategy, in February 1998 the Company decided to suspend the Vision 21 Business and consider divesting itself of its retail business to concentrate on its three integrated wholesale lines of business.

         All of the Company's businesses were substantially new in 1997 and as a result significant losses were incurred as the Company attempted to pursue a multifaceted business plan. Due to capital constraints and other circumstances, the Company has refocused its efforts and streamlined its operations. With respect to the Telecommunications Business, the Company is currently acting as a reseller of another Carrier's services. The Vision 21 Business became operational and started generating the various components of providing service, this business is currently inactive. The Carrier Sales Business was started in January, 1997, however these operations are also on hold, pending the Companies ability to resolve certain litigation and enter into separate carrier service agreements. The Satellite Services Business has been created in April 1998. The ability of the Company to generate revenue in 1998 and future years, depends on its ability to manage the remaining three distinct businesses, each with its own problems of growth, management, response to technical changes, pressures of competition, need for financing and recruitment and retention of key personnel. No assurance can be given that the management of the Company will be capable of handling many problems and issues attendant to the operations and projected growth of such businesses.


         Relationships with Carriers. On June 28, 1996, while the Company was still a reseller of telecommunications services, the Company entered into a non-exclusive agreement (the "ProCom Agreement") with Professional Communications Management Services, Inc. ("ProCom"), pursuant to which ProCom agreed to provide non-exclusive telecommunication services to the Company for a term of at least 24 months, which term is renewable by the parties on a month-to-month basis. The ProCom Agreement was terminated in December 1997, and the Company entered into a similar arrangement, without monthly minimums, with Telecommunications Service Center, Inc. ("TSC"). No assurance can be given that the Company will be able to generate enough telecommunication business to permit it to make a profit on the services provided by other carriers.

         On October 1, 1996, at the point when the Company had become certified as a Carrier in a number of jurisdictions, the Company entered into a 45-month agreement with WilTel Communications, Inc. ("WilTel") pursuant to which WilTel agreed to provide the Company with certain telecommunications services. WilTel was able to supply the Company with unlimited capacity to transmit calls both domestically and overseas. WilTel is one of the major long distance Carriers in the United States and was currently the principal provider to the Company of long distance service. In August 1997, WilTel discontinued all services under its agreement. See Item 3 - Legal Proceedings.

          WilTel also provided, among other things, transmission services for customers' calls that the customer initiates by transmitting calls through the Company's switches. WilTel also provided special 800 access lines, dedicated lines for high volumes of traffic and other services, which were designed to permit the Company to package its services competitively in the market. The Company's minimum monthly commitment to WilTel of $250,000 started at the end of June 1997; however, the monthly minimums have not been asserted as an issue in the litigation discussed under "Legal Proceedings."

         In certain areas, the Company has made separate arrangements for the transmission and termination of long distance calls, but even in these cases, the Company's agreement with WilTel provided critical capacity to cover those circumstances where the customers of the Company wish to process communications above the minimum amounts that the Company has agreed to in such separate arrangements.

         On October 2, 1996, the Company entered into an agreement with US One pursuant to which US One was to provide the Company with switching and switch partition services for a period of six years. In return the Company would have been entitled to communications processing services of approximately 18,000,000 minutes per month. The Company had intended to enter into further such co-tenancy agreements with US One in various locations in the United States for the purpose of enabling the Company to provide Enhanced Services. However, US One entered a Chapter 11 Bankruptcy proceeding early in 1997 and its agreement was subsequently canceled. The Company has not entered into any other arrangement similar to that with US One and no assurance can be given that the services anticipated to be provided by US One can be replaced by another provider.

         The following discussion reflects the financial condition and results of operations of the Company for the years ended December 31, 1997 and 1996. Because of these material changes, annual results may not be indicative of future performance.

         RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996. The Company's revenues increased from $1,391,759 in 1996 to $11,674,739 in 1997, an increase of 739%. This increase in sales was largely attributable to the revenues associated with the Company's canceled prepaid calling card contract with Trident Communications Corp., which, in turn, led to litigation and substantial increases in the Reserve for Bad Debts.

         During 1997, as compared with 1996, the cost of services sold increased from $1,712,275 to $12,649,083, and the Company's operating loss increased from $5,635,028 to $16,535,222. The increase in cost of services was due primarily to the related revenue of the Trident Communications Corp. contract and the inability of the Company to act as a licensed telecommunications Carrier for certain other contracts. In addition, the various costs associated with developing the portfolio of services for the Vision 21 Business resulted in additional losses.

         During May 1997, the Company began to recognize revenues associated with the testing and ramp-up phases of a significant contract which called for monthly minimum revenues of $10 million at full capacity. That contract accounted for over 90% of the Company's third quarter 1997 revenues and over 75% of 1997 annual revenues. As of September 30, 1997, the Company has canceled the contract due to the customer's failure to pay amounts owed. See Item 3 - Legal Proceedings.

         Selling, general and administrative expenses increased to $15,470,878 in 1997 as compared to $5,314,511 for 1996. The increase during 1997 in absolute dollars of such expenses was primarily the result of increases of approximately $7.6 million in Bad Debt Reserves related to the Trident Communications Corp. contract, as well as the implementation of the initial phase of the Company's Enhanced Services platform. The Company incurred additional legal and professional fees of approximately $1 million during 1997.

         Interest expense for 1997 was $525,847 as compared to $211,837 for 1996. This increase relates directly to interest paid on debt financing and write-offs of prepaid debt financing costs obtained during 1996 and 1997.

         As a result of the Company's cumulative operating losses, the Company has not paid income tax since inception. In addition, the Company is approximately five quarters behind on federal and state payroll taxes and the IRS has asserted a claim in excess of $600,000. In addition, the Company may have a contingent obligation to refund $350,000 to IEX. These amounts have been reflected in the Companies statement of position as of December 31, 1997 and discussions are currently underway with the applicable federal and state agencies to pay these balances off. As of December 31, 1997, the Company had net operating loss carry forward totaling approximately $31,545,000. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances and accordingly the Company has elected to fully reserve against these deferred tax assets.

         Liquidity and Capital Resources. The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

         As of December 31, 1997, the Company had notes and interest payable totaling $6,473,878, accrued but unpaid expenses totaling $1,964,104, and current accounts payable totaling $11,407,637.

         For 1997 the Company's negative cash flow from operations was $3,435,909 down from $4,312,668 in 1996. As of March 31, 1998, the Company's negative cash flow is approximately $150,000 per month. Although management of the Company anticipates an improvement in the Company's cash flow position from increased revenues from one or more of its five businesses, no assurance can be given to that effect. Even if such increases were to occur, management believes that the Company can sustain operations only by the infusion of substantial amounts of financing. No assurance can be given that such financing will be available at terms acceptable to the Company, or at all. Inability to obtain such financing could force the Company to cease all business operations.

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

         None applicable.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements required by this Item 7 are attached hereto as Exhibit "A" and incorporated herein by this reference.

Item 8.  Changes in and e.


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

Name                                        Position                   Age
----                                        --------                   ---

Roderick A. McClain        Chairman of the Board of                     50
                           Directors, Chief Executive
                           Officer and President

Geoffrey F. McClain        Senior Vice President                        54
                           and Director

Herbert S. Perman          Executive Vice President                     60
                           and Director

Terry A. Huetter           Chief Financial Officer                      57

         Roderick A. McClain is Chairman of the Board, Chief Executive Officer and President of the Company and has been a Director of the Company since 1993. Mr. McClain, in 1991, founded Global Wats One, Inc., which was acquired by the Company in 1993. Mr. McClain attended the University of Tennessee.

         Geoffrey F. McClain is Senior Vice-President and has been a Director of the Company since August 1995. Mr. McClain is the brother of the Company's Chief Executive Officer, Roderick A. McClain. Mr. McClain received a BBA in Finance from the University of Miami. Mr. McClain was an original founder of Global Wats One, Inc., which was acquired by the Company in September 1993.

         Herbert S. Perman has served as Chief Financial Officer from 1995 through May 31, 1997 and was appointed as Director of the Company in 1995. Since June 1, 1997, Mr. Perman has served as Executive Vice President. Mr. Perman received a BS from the City College of New York and J.D. from Brooklyn Law School. From 1994 through October 1995, Mr. Perman was a consultant to the long distance and prepaid telephone industry. From 1989 to 1994, Mr. Perman was director of marketing for PDQ Notes, Inc. a medical software company. Mr. Perman was licensed as a certified public accountant and attorney in the state of New York but is not active as either.

         Terry A. Huetter has been Chief Financial Officer of the Company since June 1, 1997. Throughout 1994 and 1995, he served as Chief Financial Officer and Senior Vice President of Investors' Fiduciary Services, Inc. ("IFSI"), a firm providing proxy voting and corporate governance consulting services to the institutional investor community. During that period, he was also responsible for SEC reporting matters for UNSI Corp., the holding company for IFSI. From 1991 to 1992, he was the chief financial officer for a privately-owned group of companies engaged in equipment leasing and other forms of asset-based financing. Since 1986, Mr. Huetter has also served as a financial and general management consultant to a wide variety of public and private companies. Mr. Huetter received a degree in accounting from Case Western Reserve University in 1962 and has been a CPA since 1964, but currently is not in active practice.

         In June 1997, the Board of Directors appointed Mr. Donald Thone and Mr. Ronald Berkowitz as independent members of the Board. Mr. Thone and Mr. Berkowitz were then elected by the shareholders at the Annual Meeting in September 1997. Due to the time demands associated with the Company's restructuring, both Mr. Thone and Mr. Berkowitz resigned from the Board on January 28, 1998. Mr. Ranald Stewart was elected a member and Chairman of the Board of Directors on December 18, 1997, in contemplation of the acquisition of ITD. Coincidental with the rescission of the ITD agreements on January 20, 1998, Mr. Stewart resigned those positions.

         Compliance with Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"). Section 16(a) of the Exchange Act requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms, or on written representations from certain reporting persons that no other reports were required for such persons, except for those reports discussed in the next paragraph, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the ended December 31, 1997 were timely filed.

         CIBC and Khalifa have filed Form 13D in respect of their acquisition of certain 3% debentures issued by the Company, but the Company has not received copies of any filings by CIBC, Khalifa or RBB Bank of any filings which may be required under Section 16 of the Exchange Act. See "Legal Proceedings."


ITEM 10.  EXECUTIVE COMPENSATION.

         Effective January 27, 1997, the Company entered into a revised and restated employment agreement with McClain, as the Chief Executive Officer of the Company, the terms of which are as follows: (a) the term of the employment agreement is ten years from the effective date, which term is automatically renewed by one month at the end of each month; (b) the base salary is $125,000 annually, increased by ten percent each year; (c) a performance bonus equal to 7.5% of the net income before taxes of the Company for any year; (d) a revenue bonus equal to 10,000 shares of the Company's Common Stock for each increment of $250,000 by which the Company's gross monthly revenues exceed those of the prior month, starting from a base of $450,000; (e) 1,000 shares of a class of convertible preferred stock to be authorized by the Company, subject to terms of such class of preferred stock as are agreed to by the parties hereto; (f) any other bonus, supplemental or incentive compensation as may be approved by the Board of Directors; (g) nonqualified options to acquire up to 1,600,000 shares of the Company's Common Stock at an exercise price of $0.41 per share; and (h) a trigger to receive all unpaid compensation, whether or not earned, upon the occurrence of a change in control of the Company. For purposes of the employment agreement, change in control (25%) of either the outstanding shares of Common Stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally, or (ii) the approval by the stockholders of the Company of a reorganization, merger or consolidation, in which persons who were stockholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own or control more than fifty percent (50%) of the combined voting power entitled to vote generally in the election of directors of the surviving corporation of such reorganization merger or consolidation, ion of the Company or of the sale of all or substantially all of the Company's assets, On March 3, 1998, the Board of Directors reduced the price of Mr. McClain's options to $0.10 per share.

         The Company entered into an employment agreement with Herbert S. Perman ("Perman"), dated October 1, 1995, and amended February 1, 1996. Pursuant to the Perman Agreement, which has a term of three years, Perman is employed as the Company's Executive Vice President and is compensated with an annual salary of $85,000, a one-time grant of 150,000 shares of the Company's Common Stock and a one-time grant of options to acquire 50,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. Mr. Perman's options for the 50,000 shares expired in 1997. In addition, Mr. Perman shares in the Company's Executive Stock Bonus Plan, which provides for the issuance of shares of Common Stock upon increase of gross monthly revenues over a base of $450,000. On March 3, 1998, the Board of Directors granted Mr. Perman options to acquire 350,000 at an exercise price of $0.10 per share. These options expire March 31, 2000.

         The Company entered into an employment agreement with Geoffrey McClain, dated May 25, 1995, amended February 1, 1996, and amended February 1, 1997. Pursuant to the Geoffrey McClain Agreement, which has a term of three years, Geoffrey McClain is employed as the Company's Senior Vice-President and is compensated with an annual salary, as of February 1, 1997, of $98,000. In addition, Geoffrey McClain shares in the Company's Executive Stock Bonus Plan, which provides for the issuance of shares of Common Stock upon increase of gross monthly revenues over a base of $450,000. On March 3, 1998, the Board of Directors granted Geoffrey McClain options to acquire 750,000 at an exercise price of $0.10 per share. These options expire March 31, 2000.

Summary Compensation Table.

         The following table sets forth certain information concerning compensation of certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December, 1997 and 1996:

                                Summary Compensation Table
-------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                Long Term Compensation
                                                                       Awards           Payouts
-------------------------------------------------------------------------------------------------------------
(a)                        (b)       (c)     (d)      (e)         (f)         (g)         (h)      (i)
Name and                                              Other    Restricted  Securities    LTIP     All Other
Principal                  Year     Salary  Bonus    Compen-     Awards     Options/    Payouts    Compen-
Position                              ($)     ($)    sation       ($)       SARs (#)      ($)     sation ($)

Roderick A. McClain        1997     137,000   0        0          0            0           0         0
CEO
Roderick A. McClain        1996     137,000   0        0          0            0           0         0
CEO

Option/SAR Grants Table During Last Fiscal Year.

         No options or SARs were granted to the named executives in 1997.

Option Repricings

         The following table sets forth certain information with respect to the repricing during 1997 of stock options previously granted to the named
Executives:

                                                                                                     Length of
                          Securities                 Market Price                                   Option Term
                          Underlying Number           of Stock       Exercise Price                Remaining on
                          of Options/SARs            at Time of        at Time of       New           Date of
                            Repriced or              Repricing or     Repricing or    Exercise      Repricing or
Name                Date     Amended (#)             Amendment ($)     Amendment ($)    Price ($)    Amendment
-----------------------------------------------------------------------------------------------------------------
R.A. McClain     3/3/98    1,600,000                 $0.075            $0.41            $0.10       9 years

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of April 6, 1998, the Company had issued and outstanding 26,807,915 shares of Common Stock. The following table reflects, as of April 6, 1998, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current executive officer named in the summary compensation table in this Form 10-KSB, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner        Number of Shares     Percent
------------------------------------        ----------------     -------

Roderick A. McClain 1,2                      2,690,568             10.04

Allyson Rodriguez 1,2                        2,690,568             10.04

Geoffrey F. McClain 1,8                      1,030,820              3.84

Herbert S. Perman 1,9                          500,000              1.87

RBB Bank Aktiengesellschaft 3,4              8,689,748             32.41

Mohammed Ghaus Khalifa 4,5                   3,401,360             12.69

Canadian Imperial Bank of Commerce 4,6       3,342,295             12.47

All Directors and Officers as a Group 7      4,371,388             16.31

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

(1) The address for each of these persons is the Company's principal executive office, located at 55 Marietta Street, Suite 1760, Atlanta, Georgia 30303.

(2) Mr. Roderick McClain and Ms. Rodriguez are husband and wife. Includes spouse's shares (1,090,568) and options to acquire 1,600,000 shares of Common Stock pursuant to Mr. McClain's employment agreement with the Company.

(3) Includes 155,194 shares of Common Stock and up to 8,534,554 shares of Common Stock which may be convertible, as of April 6, 1998, from $3,916,000 par principal amount of 3% Convertible Debentures, issued in the name of RBB Bank Aktiengellschaft. The address for RBB Bank Aktiengesellschaft provided to the Company is Burgring 16, 8010 Groz, Austria. See "Legal Proceedings - RBB Bank-Khalifa Litigation."

(4) The per share conversion price for purposes of the number of shares calculated as beneficially owned by the named person, as of April 6, 1998, is based on the average closing bid price of the Common Stock ($0.496) during the five (5) trading days preceding April 6, 1998. See "Legal Proceedings - RBB Bank-Khalifa Litigation."

(5) Includes up to 2,688,171 shares of Common Stock which may be convertible, as of April 6, 1998, from $1,333,333 par principal amount of 3% Convertible Debentures issued in the name of Mr. Khalifa. The address for Mr. Khalifa provided to the Company is 3671 Sunswept Drive, Studio City, California 91604. See "Legal Proceedings - RBB Bank-Khalifa Litigation."

(6) Includes 408,622 shares of Common Stock and up to 2,933,673 shares of Common Stock which may be convertible, as of April 6, 1998, from $1,350,000 par principal amount of 3% Convertible Debentures issued in the name of Canadian Imperial Bank of Commerce. The address for Canadian Imperial Bank of Commerce provided to the Company is Cottons Centre, Cottons Lane, London SE12QL, England. See "Legal Proceedings - RBB Bank-Khalifa Litigation."

(7) Includes 1,521,388 shares of Common Stock and options to purchase up to 2,850,000 shares of Common Stock.

(8) Includes options to acquire 750,000 shares of Common Stock pursuant to Board of Directors action on March 3, 1998.

(9) Includes options to acquire 350,000 shares of Common Stock pursuant to Board of Directors action on March 3, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         On June 1, 1997, the Company issued to Mr. Terry A. Huetter, its chief financial officer, nonqualified options to acquire up to 150,000 shares of the Company's Common Stock at an exercise price of $0.468 per share. On March 20, 1998, Mr. Huetter's options were repriced to $0.234 per share. All of Mr. Huetter's options expire on March 31, 2000.

         The Company, through an affiliate of which the Company is the 100% beneficial owner, previously owned a building located at 1121 Alderman Drive, Alpharetta, Georgia 30202, which space served as the Company's headquarters through March 1998. In connection with obtaining financing for the purchase of the building, the Company formed a Georgia limited liability company ("LLC") to take title to the building. In order to meet a requirement of the limited liability company statute, each of three individuals, including Roderick McClain and Geoffrey McClain, took title to 25% of the stock of the LLC. All such stock is held in trust for the benefit of the Company, and all equitable interest in the LLC, including the rights to current profits and proceeds from the sale of assets, belongs to the Company. As part of the Company's restructuring efforts and downsizing, the Company no longer needed the amount of office space provided at 1121 Alderman Drive. To the satisfaction of all parties, the Company surrendered its equity interest in the building to the mortgage holder in exchange for a release from certain building improvement liabilities, a three-month period of free rent and the cancellation of the Company's lease liability.

         On December 31, 1997, open account advances made by the Company to Roderick McClain totaled $226,386, compared to a total of $207,979 on December 31, 1996. During 1997, Roderick McClain repaid $50,000 to the Company, of which $16,798 was applied to accrued interest, and received additional advances of $42,634. Effective December 31, 1997, Roderick A. McClain executed a demand promissory note, bearing interest at eight percent per annum for such amount. Management of the Company believes that the ability of Roderick McClain to repay this obligation depends on the financial success of the Company itself. No assurance can be given that such obligation will ever be repaid to the Company.

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


PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       Financial Statements

         Consolidated balance sheet of Global TeleMedia International, Inc. and subsidiaries as of December 31, 1997, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 1997, and 1996.

B.       Reports on Form 8-K

         Current Reports on Form 8-K dated January 24 1997, January 30, 1997 and February

19, 1998.

C.       Other Exhibits

         10.1 Agreement dated October 15, 1996, with IEX Corporation.

27       Financial Data Schedule.

INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE


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


         Certain documents listed above as exhibits to this Report on Form 10-KSB are incorporated by reference from other documents previously filed by the Company with the Commission as follows:

               Previous Filing                       Exhibit Number
           Incorporated by Reference                 in Form 10-KSB

         1. Quarterly Reports on Form 10-QSB              ___
            for the quarters ended March 31, 1997,
            June 30, 1997, and September 30, 1997

         2. Current Reports on Form 8-K                   ___
            dated as of January 24, 1997,
            January 30, 1997, and February 19, 1998

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1998                GLOBAL TELEMEDIA
                                     INTERNATIONAL, INC.



                                     By:  /s/ Roderick A. McClain
                                         --------------------------
                                            Roderick A. McClain
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                     GLOBAL TELEMEDIA
                                     INTERNATIONAL, INC.

Dated: April 14, 1998                By:  /s/ Roderick A. McClain
                                          -----------------------------
                                            Roderick A. McClain
                                            Chief Executive Officer and
                                            Director


Dated: April 14, 1998                By:  /s/ Herbert S. Perman
                                          -----------------------------
                                            Herbert S. Perman
                                            Executive Vice President and
                                            Director

Dated: April 14, 1998                By:  /s/ Geoffrey F. McClain
                                          -----------------------------
                                            Geoffrey F. McClain
                                            Senior Vice-President and
                                            Director

Dated: April 14, 1998                By:  /s/ Terry A. Huetter
                                          -----------------------------
                                            Terry A. Huetter
                                            Chief Financial Officer

                          Independent Auditors' Report



Board of Directors
Global Telemedia International, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Global Telemedia International, Inc. and the subsidiaries as of December 31, 1997, and the related consolidated statements of operations, and stockholders' equity deficiency and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Telemedia International, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Tauber & Balser, P.C.
Atlanta, Georgia
April 10, 1998

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997


                                     ASSETS


PROPERTY & EQUIPMENT, NET OF ACCUMULATED
     DEPRECIATION OF $26,357                                                                    $       47,312
                                                                                                --------------

TOTAL ASSETS                                                                                    $       47,312
                                                                                                ==============
                 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
     Overdraft                                                                                  $       48,730
     Accounts payable                                                                               11,358,907
     Accrued expenses                                                                                1,964,104
     Notes payable                                                                                   6,473,878
                                                                                                --------------

         TOTAL CURRENT LIABILITIES                                                                  19,845,619
                                                                                                --------------
STOCKHOLDERS' EQUITY DEFICIENCY
     Common Stock, $.004 par value; authorized 75,000,000
         shares; issued and outstanding 22,170,700 shares                                               88,666
     Additional paid in capital                                                                      4,857,061
     Note receivable from stock sale                                                                  (310,000)
     Accumulated deficit since October 1, 1995, in addition to
         $13,188,000 eliminated in quasi-reorganization                                            (24,434,034)
                                                                                                 -------------

         TOTAL STOCKHOLDERS' EQUITY DEFICIENCY                                                     (19,798,307)
                                                                                                --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY                                          $        47,312
                                                                                               ===============


The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                    1997              1996
                                                                                 ----------        -------

TOTAL REVENUES                                                                   $ 11,674,739     $  1,391,759
                                                                                 ------------     ------------

OPERATING EXPENSES:
     Communication and marketing services                                          12,649,083        1,712,276
     General and administrative:
         Bad debt                                                                   7,309,917            9,908
         Other                                                                      8,160,961        5,304,603
                                                                               --------------     ------------

         Total Operating Expenses                                                  28,199,961        7,026,787
                                                                                -------------     ------------
OPERATING LOSS                                                                    (16,525,222)      (5,635,028)
                                                                                -------------     ------------
OTHER INCOME (EXPENSES):
     Interest expense                                                                (525,847)        (211,837)
     Interest income                                                                        -           27,563
     Other income                                                                           -          116,936
     Loss on disposal of building and equipment                                    (1,126,326)               -
                                                                                 ------------     ------------

         Total Other Income (Expense)                                              (1,652,173)         (67,338)
                                                                                 ------------     ------------

NET LOSS                                                                         $(18,097,395)     $(5,702,366)
                                                                                 =============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                                                   19,924,942       11,571,942
                                                                                 ------------     ------------

LOSS PER COMMON SHARE                                                            $      (.91)      $     (.50)
                                                                                 ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                   1997               1996
                                                                                ----------         -------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                    $(18,097,395)     $(5,702,366)
     Adjustments:                                                                 ------------     ------------
         Depreciation and amortization                                                752,069          333,752
         Bad debt                                                                   7,309,917                -
         Stock issued for services                                                    653,170          269,355
         Loss on disposal of building and equipment                                 1,126,326           14,327
         Gain on disposal of subsidiary                                              (246,035)               -
         Write off of debt acquisition costs                                          815,667                -
         Changes in:
              Accounts receivable                                                  (7,131,591)        (178,326)
              Inventory                                                               479,322         (440,228)
              Other current assets                                                    150,317          (54,317)
              Accounts payable                                                     10,518,476          789,654
              Accrued expenses                                                      1,049,515          655,481
                                                                                  -----------     ------------

                  Total Adjustments                                                15,477,153        1,389,698
                                                                                  -----------     ------------

NET CASH USED IN OPERATING ACTIVITIES                                              (2,620,242)      (4,312,668)
                                                                                  -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                            (77,872)      (1,166,888)
     Deposit for purchase of equipment                                                650,000         (650,000)
     Goodwill                                                                              -          (327,150)
     Proceeds from sale of equipment                                                   20,283            3,000
                                                                                  -----------     ------------

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                      592,411       (2,141,038)
                                                                                  -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable                                                      782,432        6,396,015
     Proceeds from sale of common stock                                             1,394,980          468,728
     Payments on notes payable                                                       (219,351)         (60,000)
     Payments on capital lease obligations                                                  -          (28,666)
     Debt acquisition costs                                                                 -         (445,601)
                                                                                  -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           1,958,061        6,330,476
                                                                                  -----------      -----------

NET DECREASE IN CASH                                                                  (69,770)        (123,230)

CASH BEGINNING OF YEAR                                                                 69,770          193,000
                                                                                  -----------      -----------

CASH END OF YEAR                                                                 $          -      $    69,770
                                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
     Cash paid for interest                                                      $      7,823      $    66,319
                                                                                  ===========      ===========




The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                                    1997              1996
                                                                                 ----------        -----------

Details of acquisition:
     Fair value of assets acquired                                                $    92,186       $  480,000
     Goodwill established                                                         $   149,182       $  214,000
     Liabilities assumed                                                          $   241,368       $  694,000

Details of disposal:
     Goodwill written off                                                         $   241,122       $        -
     Net liabilities written off                                                  $   241,122       $        -

Conversion of note payable for common stock                                       $   382,222       $1,107,428

Issuance of common stock for note receivable                                      $   335,000       $        -

Acquisition of equipment for stock                                                $   840,000       $        -
Return of equipment and related stock                                                (840,000)               -
                                                                                 ------------      ------------
                                                                                  $         -       $        -
                                                                                 ============      ============

Acquisition of equipment through assumption of liabilities                        $ 1,077,000       $        -
Return of equipment for liabilities owed                                           (1,077,000)               -
                                                                                 ------------       -----------
                                                                                  $         -       $        -
                                                                                 ============       ==========

Debt incurred to purchase building                                                $         -       $1,830,000
Capital lease incurred for new equipment                                          $         -       $   63,669


The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                            Additional    Shareholder                    Total
                                                Common Stock Issued          Paid-In          Note                    Shareholders'
                                             Shares           Par Value      Capital       Receivable      Deficit       Equity
                                             ------           ---------      -------       ----------      -------       ------

BALANCE DECEMBER 31, 1995                     9,937,991        $39,735      $   197,363      $     -     $  (634,273)   $  (397,175)

Sale of stock                                    12,500             50            6,178            -               -          6,228
Shares issued to consultants                  1,964,000          7,856          219,899            -               -        227,755
Shares issued to employees for compensation     642,300          2,569           29,546            -               -         32,115
Shares issued in connection with
settlement with shareholder                     929,406          3,718           52,767            -               -         56,485
Cancellation of shares issued to director      (200,000)          (800)          (9,200)           -               -        (10,000)
Exercise of warrants                            450,000          1,800          460,700            -               -        462,500
Conversion of notes payable                   2,506,189         10,025        1,097,403            -               -      1,107,428
Conversion of debt financing cost                     -              -          (82,956)           -               -        (82,956)
Net loss                                              -              -                -            -      (5,702,366)    (5,702,366)
                                            -----------   ------------  ---------------    -----------  ------------   ------------

BALANCE DECEMBER 31, 1996                    16,242,386         64,953        1,971,700            -      (6,336,639)    (4,299,986)

Note receivable from sale of stock                                                          (310,000)                      (310,000)
Sale of stock                                 1,010,000          4,040          375,960            -               -        380,000
Shares issued to consultants                  1,215,895          4,864          641,529            -               -        646,393
Shares issued to employees for compensation     135,550            542            6,235            -               -          6,777
Exercise of warrants                          2,200,000          8,800          935,210            -               -        944,000
Conversion of notes payable                   1,366,869          5,467          926,427            -               -        931,894
Net loss                                              -              -                -            -     (18,097,395)   (18,097,395)
                                            -----------   ------------  -----------------   --------  -------------  -------------

BALANCE DECEMBER 31, 1997                    22,170,700        $88,666       $4,857,061    $(310,000)   $(24,434,034)  $(19,798,307)
                                             ==========        =======       ==========    =========    ============   ============


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

Property and Equipment

Purchased property and equipment are recorded at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, commencing when the assets are installed or placed in service. Capital leases are recorded at lower of fair market value or the present value of future minimum lease payments. Assets recorded under capital leases are depreciated over the shorter of their useful lives or the term of the related lease.

Goodwill

The Company classified as goodwill the cost in excess of fair value of the net identifiable assets acquired from the Collectible Calling Card Business and Internet Access acquisitions. The unamortized goodwill related to these entities was written off upon their disposal.

Advertising Expense

The advertising expense includes the cost of sales brochures, print advertising in trade publications and trade shows. The cost of advertising is expensed as incurred. The Company incurred $18,978 and $147,966 in advertising costs during 1997 and 1996, respectively.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS 123 "Accounting for Stock Based Compensation," which the Company elected to adopt as of January 1, 1996. Under SFAS 123, the Company recognizes compensation for services rendered by employees and consultants using a fair value methodology.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies (Continued)

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

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during each period. Dilutive potential common shares include stock warrants and convertible debentures. For 1997 and 1996, these shares were not considered in the calculation of net loss per share as they were anti-dilutive.


2. Property and Equipment

Property and equipment consist of the following at December 31, 1997:


Furniture and fixtures                                                                          $ 10,000
Equipment                                                                                         63,669
                                                                                               ---------
                                                                                                  73,669
Less accumulated depreciation                                                                    (26,357)
                                                                                                ---------
                                                                                                $ 47,312
                                                                                                ---------

Depreciation expense for the years ended December 31, 1997 and 1996 was $162,335 and $55,597.


3. Notes Payable and Litigation

Notes payable consist of the following at December 31, 1997:

Current:
     Various demand notes, interest rate 12% - 18%                                           $   395,000
     Floating rate notes, due on demand                                                          250,000
     Floating rate convertible debentures, due August 15, 1998                                 5,828,878
                                                                                             -----------
                                                                                              $6,473,878
                                                                                             ===========

During April 1996, the Company sold $250,000 of various floating rate notes. These notes are payable on demand and are currently in default.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Notes Payable and Litigation (Continued)

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

In January, 1998, the United States District Court ordered the Company to issue shares of stock in accordance with the Subscription Documents. The Company has appealed this ruling. However, if the bond holders convert, they could become significant holders of the Company's common stock, diluting the interest of existing common shareholders.


4. Income Taxes

Deferred income taxes and the related valuation allowances result from the potential tax benefits of tax carry-forwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

                                                                1997               1996             1995
                                                             ----------         ----------        -------
Deferred tax assets                                           $12,573,000       $5,334,000        $3,053,000
Less valuation allowance                                       12,573,000        5,334,000         3,053,000
                                                              -----------        ---------         ---------
Net deferred tax assets                                       $         -       $        -        $        -
                                                              ===========        =========         =========

Following is a reconciliation of applicable U.S. federal income tax rates (credits) to the effective tax rates included in the Consolidated Statements of
Operations:

                                                                1997              1996             1995
                                                             ----------        ----------       -------
U.S. federal income tax rate                                   (34.0)%           (34.0)%          (34.0)%
State income tax rate, net of federal tax benefit               (3.6)             (3.6)            (3.6)
Tax loss carry-forwards                                         37.6              37.6             37.6
                                                              ------            ------           ------
                                                                 0.0%              0.0%             0.0%
                                                             =======           =======          =======

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Income Taxes (Continued)

At December 31, 1997, the Company had available unrecognized net operating loss carryforwards for income tax reporting purposes as follows:

                                        Net Operating
                 Arose In                Loss Carry         Expiring in Year
                Year Ended                 Forward                Ended
                ----------            -----------------       ------------
                   1987                   $    107,000            2002
                   1988                        906,000            2003
                   1989                      1,320,000            2004
                   1990                      2,280,000            2005
                   1991                        619,000            2006
                   1992                        309,000            2007
                   1993                         22,000            2008
                   1994                      1,315,000            2009
                   1995                        867,000            2010
                   1996                      5,702,000            2011
                   1997                     18,098,000            2012
                                            ----------
                  Total                    $31,545,000
                                            ==========

In addition the Company has $1,244,327 of capital loss carry-forwards, which expires in 2000 and can be used to offset capital gains, if any.


5. Fair Value of Financial Instruments

Significant financial instruments consist of accounts payable, notes payable, or accrued expenses that are either demand or due through 1998. The Company does not have the funds required to settle these amounts currently. As a result, the Company is unable to estimate the timing and ultimate form of the settlement of these liabilities. It believes that if the current holders were to sell such instruments to other parties, the sales price would be substantially less that the carrying value.


6. Related Party Transactions and Building Forfeiture

The Company has a note receivable from its President/CEO in the amount of $226,000 at December 31, 1997. The note bears interest at 8% and is due on demand. His ability to repay this debt is currently dependent upon the success of the Company. As a result, the receivable has been reserved.

In addition, the Company has a $65,000 note payable to the wife of its President/CEO.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Related Party Transactions and Building Forfeiture (Continued)

The Company, through an affiliate of which the Company was the 100% beneficial owner, owned a building that served as the Company's headquarters. In connection with obtaining financing for the purchase of the building, the Company formed a Georgia limited liability company ("LLC") to take title to the building. The Company contributed capital of $850,000 to the LLC in 1996. In order to meet a requirement of the limited liability company statute, each of three individuals, including Roderick McClain and Geoffrey McClain, took title to 25% of the stock of the LLC. All such stock was held in trust for the benefit of the Company.

The Company subsequently forfeited its entire interest in the LLC to the noteholder of the building in exchange for the cancellation of the Company's lease liability. Because the Company controlled this LLC, its accounts were included in the consolidated financial statements.


7. Acquisitions and Bankruptcy

During 1996, the Company acquired substantially all of the assets and assumed certain liabilities of a company that produces and markets collectible trading cards and prepaid calling cards. The value of assets transferred to the Company in connection with this purchase was approximately $480,000, and liabilities of approximately $694,000 were assumed. Effective November 6, 1996, the acquired Company's operations were included in the 1996 consolidated financial statements.

The following table reflects unaudited (1996) pro-forma combined results of operations of the Company and the acquiree on the basis that the acquisition had taken place at the beginning of 1996.

                                                                                      1996
                                                                                      ----
         Revenues                                                                  $ 2,760,025
         Net loss                                                                  $(5,317,015)
         Loss per share                                                            $      (.46)

The pro-forma results do not purport to be indicative of the results of operations which actually would have been in effect on January 1, 1996, or of future results of operations of the consolidated entities.

In July 1997, the Company filed a Chapter 11 Bankruptcy petition related to this subsidiary and all operations were discontinued. The Company has recorded a loss of $523,000 in the 1997 financial statements related to the closing of this business.

On January 2, 1997, the Company acquired substantially all of the assets of an Internet service provider. The consideration for the acquisition was assumption of net liabilities of approximately $241,000. In the fourth quarter of 1997, the Company sold the company back to the original management of the Internet service provider for a $100,000 note. The Company recorded a gain of approximately $246,000 on the disposal of this business.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. License Agreement

On January 23, 1995 the Company licensed its former food products business, sold the inventory and assigned the rights to the distribution network used in the sale of the products. The contract provides for various royalties based on type of sale and product. The agreement also has provisions for minimum quarterly royalties beginning the third quarter of 1995 and continuing for seven quarters. During the first quarter of 1995, the Company recognized the initial $275,000 license fee, as all the initial services required under the terms of the agreement were performed. The Company received approximately $35,000 and $115,000 in royalties during 1997 and 1996, respectively.


9. Commitments and Litigation

The Company has employment agreements with certain officers and key employees, which expire at various times through 2007.

The Company is involved in various lawsuits which arose in disputes with vendors for non-payment of services received. Amounts claimed due under the lawsuits are included in accounts payable.

The company has filed a complaint against a major customer to recover $10,000,000 for payment of services rendered but not paid. This litigation is currently in discovery and, accordingly, no amount for anticipated recovery was recorded on the financial statements.


10. Options and Warrants

At December 31, 1997, the company had stock options and warrants granted to employees and non-employees for compensation. Stock options and warrants expire from two to ten years from the grant date with no vesting period. A summary of the company's stock option and warrant activity as of December 31, 1996 through December 31, 1997 is presented below:

                                                     1997                                        1996
                                 -------------------------------------------------------------------------------
                                                        Weighted Average                        Weighted Average
                                       Outstanding       Exercise Price        Outstanding       Exercise Price
                                       -----------       --------------        -----------       --------------
Balance at 12/31/96                      2,393,500           $2.31                897,500             $3.59
Granted                                  4,350,000            0.31              2,025,000              1.41
Exercised                               (2,200,000)          (0.45)              (450,000)             1.02
Cancelled/expired                         (405,000)          (1.04)               (80,000)             1.15
                                       -----------           -----             ----------            ------
Balance at 12/31/97                      4,137,500           $1.33              2,392,500             $2.31
                                        ==========           =====              =========             =====

The Company measures compensation cost using the fair value-based accounting method.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Options and Warrants (Continued)

The following table summarizes stock options and warrants outstanding and exercisable at December 31, 1997:

                                                                  Options                              Average
                                                                    and              Average          Exercise
Exercise Price Rage                                              Warrants             Life              Price
-------------------                                              --------             ----              -----

                                                                     1997 Outstanding and Exercisable
                                                                     --------------------------------
$0.10 - $5.00                                                    4,137,500             5.77             $1.33

                                                                     1996 Outstanding and Exercisable
                                                                     --------------------------------
$1.00 - $3.75                                                    2,392,500             2.41             $2.31


11. Going Concern

The Company's financial statements for the years ended December 31, 1997 and 1996 have been prepared on the assumption that the Company will continue as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $18,097,000 for the year ended December 31, 1997, and has a working capital deficiency of $19,846,000 and an equity deficiency of $19,798,000. In addition, as discussed in Notes 3 and 9, there is ongoing litigation that potentially could affect the Company's financial position. Also, the Company is in arrears on its payroll tax liabilities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is actively involved in attempting to sell debt and equity securities as well as looking for other sources of funding. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds that the Company will achieve profitability or positive cash flow.


12. Fourth Quarter Results:

Significant adjustments made in the fourth quarter of 1997:

   Loss on forfeiture of building and furnishings            $1,126,326

13. Subsequent Event

On February 18, 1998, the Company filed a registration statement with the Securities and Exchange Commission to register 4,300,215 unrestricted shares of common stock issued as compensation to consultants, legal advisors and employees. In conjunction therewith, the Company received approximately $198,000 from the exercise of the associated options.

Some of the options were issued in consideration of amounts owed to employees and other individuals and therefore were paid for by cancellation of indebtedness. In the case of some options, payment was made subsequent to the issuance of shares.