Form 10QSB
period 1998-03-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1998-05-20
CIK 789562

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

             55 Marietta Street, Suite 1760, Atlanta, Georgia 30303
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (404) 233-3277

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date 29,317,415 Common Stock as of April 9, 1998

     Transitional Small Business Disclosure Format (Check One): Yes|_| No |X|

                      Global Telemedia International, Inc.
                                and Subsidiaries
                         Quarterly Report on Form 10-QSB
                      For Quarter Ended September 30, 1997

                                      INDEX

                                                                      Page
                                                                      ----
Consolidated Balance Sheet as of March 31, 1998 ...................    1

Consolidated Income Statements for the Three
      Months ended March 31, 1998 and March 31, 1997 ..............    2

Consolidated Statements of Cash Flows for the
      Three Months ended March 31, 1998
      and March 31, 1997 ..........................................    3

Consolidated Statements of Shareholders' Equity for the
      Three Months ended March 31, 1998 ...........................    5

Notes to Consolidated Financial Statements ........................    6

Part I - Item 2. Management's Discussion
      and Analysis of Financial
      Condition, Liquidity and Capital
      Resources, and Results of Operations .......................    10

Part II - Item 1. Legal Proceedings................................   13

Part II - Item 4. Submission of Matters to a
      Vote of Security Holders ....................................   13

Part II - Item 6. Exhibits ........................................   13

Signatures ........................................................   14

                      Global Telemedia International, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheet

                                 March 31, 1998
                                   (Unaudited)

                                     ASSETS

Current Assets
      Cash                                                  $     65,430
      Accounts receivable, net of
        Allowance of $7,204,048 (Note 4)                          40,000
                                                            ------------
              Total Current Assets                               105,430

Property and equipment, net of accumulated
  depreciation of $29,028                                         44,641
                                                            ------------
Total Assets                                                $    150,071
                                                            ============

                LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current Liabilities
      Accounts payable (Note 4)                             $ 10,689,065
      Accrued expenses                                         2,541,561
      Current portion of Capital Lease Obligation                  6,933
      Notes Payable (Note 3)                                   6,650,898
                                                            ------------

              Total Current Liabilities                       19,888,457

Long-Term Liabilities
      Long-Term Capital Lease Obligation,
        net of current portion                                    21,315

Stockholders' Equity Deficiency
      Common stock, $.004 par value,
        authorized 75,000,000 shares;
        issued and outstanding 29,288,222                        117,136
      Additional paid-in capital                               5,744,645
      Note and accounts receivable from stock sale              (519,889)
      Accumulated deficit                                    (25,101,593)
                                                            ------------
              Total Stockholders' Equity Deficiency          (19,759,701)
                                                            ------------
Total Liability and Stockholders' Equity Deficiency         $    150,071
                                                            ============

The accompanying notes are an integral part of these consolidated financial statements.

                      Global Telemedia International, Inc.
                                and Subsidiaries
                          Consolidated Income Statement
                                   (Unaudited)

                                                     Three Months ended
                                                          March 31
                                                  1998             1997
                                              ------------     ------------

TOTAL REVENUES:                               $      4,279     $  1,609,006
                                              ------------     ------------

OPERATING EXPENSES:
      Communication and Marketing Services           5,395        1,680,009
      Selling, General and Administrative          626,857        2,063,452
                                              ------------     ------------
              Total Operating Expenses             632,252        3,743,461
                                              ------------     ------------

              Operating (Loss)                    (627,973)      (2,134,455)
                                              ------------     ------------

OTHER INCOME (EXPENSES):
      Interest Expense                             (49,586)        (149,936)
      Other Income                                  10,000            6,361
                                              ------------     ------------

NET LOSS                                      $   (667,559)    $ (2,278,030)
                                              ============     ============

NET LOSS PER SHARE                            $      (0.03)    $      (0.13)
                                              ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
      OUTSTANDING                               24,262,338       17,497,988
                                              ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                      Global Telemedia International, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Three months ended March 31

                                                        1998            1997
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                          $  (667,559)    $(2,278,030)
                                                    -----------     -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                        222,683         242,876
   Stock issued for services                            642,015          45,413
   Changes in assets and liabilities:
     Decrease (increase) in:
      Receivables                                       (40,000)       (557,947)
      Inventories                                            --           5,136
      Other current assets                                   --         160,739
      Capital Lease Obligation                           (1,850)        (10,406)

     Increase (decrease) in:
      Accounts payable and accrued expenses            (141,009)      2,481,954
                                                    -----------     -----------

     Total adjustments                                  681,839       2,367,765
                                                    -----------     -----------

Net cash provided (used) from
  operating activities                                   14,280          89,735
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Goodwill                                               --        (147,182)
      Acquisition of property and equipment                  --        (997,556)
                                                    -----------     -----------
Net cash used in investing activities                        --      (1,144,738)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Borrowings on notes payable                            --         100,000
      Payments on notes payable                         (13,000)             --
      Shares issued in settlement of liabilities         31,539              --
      Increase in stock subscription receivable        (209,889)
      Proceeds from issuance of common stock            242,500         900,000
                                                    -----------     -----------
Net Cash Provided by Financing Activities                51,150       1,000,000
                                                    -----------     -----------

Net Increase (Decrease) in Cash                          65,430         (55,003)

Cash at Beginning of Period                                              69,770
                                                    -----------     -----------
Cash at End of Period                               $    65,430     $    14,767
                                                    -----------     -----------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

      Conversion of note payable for common stock      31,539

The accompanying notes are an integral part of these consolidated financial statements.

                      Global Telemedia International, Inc.
                                and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                                 March 31, 1998
                                   (Unaudited)

                                                Common Stock Issued     Additional                                     Total
                                               ---------------------    Paid-In                       Shareholder      Shareholders'
                                               Shares      Par Value    Capital       Deficit         Receivables      Equity
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 1997                    22,170,700    $ 88,666    $4,857,061    $(24,434,034)     (310,000)    $(19,798,307)
Shares Issued to Consultants                   1,283,235       5,133       259,306              --            --          264,439
Sale of Stock                                  2,425,000       9,700       232,800              --            --          242,500
Compensation Earned                              739,058       2,956        85,731              --            --           88,687
Shares Issued in Settlement of Liabilities     2,407,407       9,630       279,259              --            --          288,889
Conversion of Note Payable                       262,822       1,051        30,488                                         31,539
Account receivable from stock sale                    --          --            --              --      (209,889)        (209,889)
Net Loss                                              --          --            --        (667,559)           --         (667,559)
                                              ----------    --------    ----------    ------------     ---------     ------------
Balance, March 31, 1998                       29,288,222    $117,136    $5,744,645    $(25,101,593)    $(519,889)    $(19,759,701)
                                              ==========    ========    ==========    ============     =========     ============

The accompanying notes are an integral part of these consolidated financial statements.

                      Global Telemedia International, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                              as of March 31, 1998
                                   (Unaudited)

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

Inventory

Inventory consists of promotional and training materials used in the Vision 21 marketing program. These amounts are recorded at the lower of cost (first-in, first-out) or market value. Due to the decision to divest Vision 21 and expected changes in the thrust and image of that company thereafter, all existing inventory was reduced to zero valuation as of December 31, 1997.

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10-KSB for the year ended December 31, 1997. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods presented.

The periods presented are the three months ended March 31, 1998 and 1997, respectively. Certain reclassifications have been made to the financial statements for prior periods to conform to the current year presentation. These reclassifications have no effect on the net income for any of the periods.

2. Notes Payable

Notes payable consist of the following at March 31, 1998

Current:
   Various demand notes, interest rates 7% -12% ...........   $   352,000
   Floating rate convertible debentures,
      due August 15, 1998..................................     6,048,898
   Floating rate notes, due on demand .....................       250,000
                                                              -----------
                                                              $ 6,650,898
                                                              ===========

3. Fair Value of Financial Instruments

Significant financial instruments consist of accounts payable, notes payable, or accrued expenses that are either demand or due through 1998. The Company does not currently have the funds required to settle these amounts. As a result, the Company is unable to estimate the timing and ultimate form of the settlement of these liabilities. It believes that if the current holders were to sell such instruments to other parties, the sales price would be substantially less than the the carrying value.

4. Commitments and Litigation

The Company has employment agreements with certain officers and key employees, which expire at various times through 2007.

RBB/Khalifa Litigation. There have been no new developments in this matter since the Company filed its Form 10-KSB on April 15, 1998 which contains a complete discussion of this matter.

Trident Litigation. See Form 10-KSB filed April 15, 1998 for a complete discussion of this matter. As of May 15, 1998, the Company has entered into discussions with Trident in an effort to settle the litigation. No assurances can given at this time that any settlement will be reached.

WorldCom Litigation. See Form 10-KSB filed April 15, 1998 for a complete discussion of this matter. Trial on the merits of this case has been postponed and not rescheduled.

Interlynx Litigation. There have been no new developments in this matter since the Company filed its Form 10-KSB on April 15, 1998 which contains a complete discussion of this matter.

The Company is involved in an arbitration proceeding with Extelcom coprporation with respect to a former agreement under which each party was to provide services to the other. The Company believes that Extelcom's claims are without substantial merit but due to the nature of the arbitration process, at the end of 1997 elected to increase its litigation reserves by an amount in excess of $700,000 for the potential liability claim by Extelcom. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. The Company is petitioning the court in Miami Florida to vacate the award based on the grounds that it was erroneously entered. Management is confident that the award will be overturned; however, there can be no assurances to that effect.

5. Subsequent Events

      This Quarterly Report on Form 10-QSB (the "Report") may be deemed to contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the "Commission"), reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth herein, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein.

During the first quarter of 1998, the Company concluded the private placement of 2,475,000 restricted shares of its Common stock at prices ranging from $0.10 to $0.20 per share. In conjunction therewith, the Company issued warrants for an additional 2,425,000 shares exercisable at various dates through March 18, 1999 at an exercise price of $0.20 per share. Net proceeds from the sale of the shares was $252,500.

GCN Merger. On April 8, 1998, the Company entered into a letter of intent with Paradigm Communications Corporation d/b/a Global Communications Network ("GCN"), a privately owned company, under which GCN would provide certain network services to the Company and under which GCN proposed a conditional tender offer for up to 51% of the outstanding shares of the Company. Subsequently, parties amended the letter of intent to provide that the two companies would enter into a merger agreement under which sufficient shares of Company common stock will be issued such that the shareholders of GCN will own 51% of the outstanding stock of the Company. In consideration for services provided by GCN, it will receive 833,333 shares of the Company's common stock for each month that it provides the expected network services. Such shares will count against the 51% position expected to be held by GCN following the merger.

The merger agreement is expected to be completed on or before July 15, 1998 and will be subject to execution of a definitive merger agreement and mutual due diligence plus the following conditions: a) approval by the shareholders of both companies; and b) GCN must be carrying a minimum monthly total of 50,000,000 termination minutes of international traffic at mutually approved margins. GCN has recently executed a contract for over 350,000,000 international termination minutes which is expected to generate gross revenues in excess of $75 million in the first twelve months following implementation, which is expected to begin in May 1998. This contract will satisfy the minimum levels required by the letter of intent. Following execution of the merger agreement, the Company expects to immediately commence preparation of a proxy statement to seek shareholder approval and believes that the merger can be consummated within 120 days following filing of the proxy statement.

UltraPulse Acquisition. On May 11, 1998, the Company entered into a letter of intent with UltraPulse Communications Incorporated ("UCI") under which the Company will acquire 51% of the outstanding equity securities of UCI. UCI is aprivately held company that holds exclusive license, from its principal shareholder, Terence W. Barrett, Ph.D., for the development, production and marketing of wireless communications products using a new form of ultrafast, extremely high data rate technology that will permit, among other things, the following: 1) Wireless data rates in excess of 155 megabytes per second without compression; 2) the linkage of office, educational and medical complex buildings with affordable wireless systems comparable to current high data rate fiber-optic ATM or STM technology; 3) reliable WAN, LAN and PBX communications which are minimally effected by building structures and can operate at rates greater than 10 megabytes per second; and 4) size, weight, power and cost advantageous superior to competing technologies.

The shares will be issued to the Company upon execution of the final agreement. The Company has agreed to advance to UPI $1.5 million, in a form yet to be determined, for working capital in accordance with an agreed business plan. Similarly, the Company will advance, in a form and on a schedule to be determined, additional amounts up to $8.5 million in accordance with the business plan. The agreement will be subject to due diligence by both parties and the execution of the final agreement. As part of the agreement, the Company will have a five-year option to acquire, in exchange for shares of the Company, an additional 29% of the outstanding equity of UCI.

There can be no assurances that the Company will reach definitive agreements with either GCN or UCI, that all the conditions precedent will be met, or that the Company will be successful in obtaining the financing necessary to close the UCI transaction.

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

Three months ended March 31, 1998 and 1997

Operating (loss)

Revenues for the three months ended March 31, 1998 decreased approximately $1.6 million. The revenue decrease were primarly associated with decreased levels of operations in the wholesale carrier business and the suspension of the operations of the Company's Vision 21, Inc. subsidiary. The Company has decided to concentrate its efforts on the three components of its wholesale operations, the Telecommunications, Carrier Sales and Satellite Services businesses. The Satellite Services Business was started in late April 1998. The Company currently has no revenues from any of these three businesses.

As of March 31, 1998, no revenues were being generated from the wholesale carrier business. The Company is in the process of implementing third party strategic relationships necessary to facilitate traffic under expected revenue contracts. See footnote 6 to financial statements - Subsequent Events. Although the Company anticipates new business in the near future which will be facilitated under such strategic relationships, there can be no assurance that the Company will be successful in generating revenues.

Communication and marketing services expenses decreased for the three months ended March 31, 1998 approximately $1.7 million compared to the corresponding period of the prior year. Substantially all of the decreases were associated with the decreased revenue levels.

General and administrative costs decreased approximately $1.4 million for the three months ended March 31, 1998 compared to the corresponding period in 1997. The entire decrease during the first quarter of 1998 resulted from the Company's decision to scale back its operations until meaningful revenue contracts can be signed and implemented.

The Company has also experienced unusually high levels of consulting and legal expenses associated with financing matters and ongoing litigation. The Company does not anticipate incremental increases in general and administrative costs in conjunction with anticipated future revenue growth.

Net loss from operations decreased approximately $1.5 million for the three months ended March 31, 1998 compared to the corresponding period in 1997. The entire decrease during the first quarter of 1998 resulted from the Company's operational scaleback in the current year.

Other income (expenses)

Interest expense decreased approximately $100,000 for the three months ended March 31, 1998 compared to 1997 due to the elimination of high cost short-term notes payable and the mortgage note on the Company's prior building. The Company will continue to explore the most effective utilization of financial leverage as well as alternative means of raising additional capital to enhance long-term growth and maximize shareholder value.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased to $65,430 at March 31, 1998 from an overdraft position at December 31, 1997. Principal sources of funds during the three months ended March 31, 1998 consisted of (i) refundable deposits related to a potential sales contract ($175,000) and (ii) proceeds from the issuance of common stock ($242,500). The proceeds received from the sale of shares involved private negotiated transactions at prices ranging from $.10 to $.20 per share. As of March 31, 1998, the Company has still not received approximately $210,000 of these funds, all of which were received in April 1998. The funds received to date have been used for working capital purposes. The primary use of funds during the three months ended March 31, 1998 consisted of operating activities.

During the first quarter, the Company suspended the operations of Vision 21 and is attempting to negotiate a sale of that subsidiary and its Vision 21's Travel Pros, Inc. subsidiary. The plan to divest these subsidiaries resulted from a decision to concentrate on the wholesale businesses of the Company.

The increase in accounts receivable resulted from the reclassification of the Company's credit card deposits as accounts receivable from the former credit card processor for Vision 21. The increase in accounts payable and accrued expenses resulted substantially from the Company's underlying carrier obligations associated with the wholesale international sales which, as of March 31, 1998 the Company has not paid (Part II, Item 1. Legal Proceedings). The increase in notes payable and accrued interest represents the amortization of debt discounts from previously issued convertible debentures.

The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

As of March 31, 1998, the Company had notes payable totaling $6,650,898, accrued but unpaid expenses totaling $2,541,561, and current accounts payable totaling $10,689,065. Although management of the Company anticipates an improvement in the Company's cash flow position from increased revenues from one or more of its businesses, no assurance can be given to that effect. Even if such increases were to occur, management believes that the Company can sustain operations only by the infusion of substantial amounts of financing. No assurances can be given that such financing will be available at terms acceptable to the Company, or at all. Inability to obtain such financing could force the Company to cease all business operations.

In the Company's 10-KSB filing on April 15, 1998, the Company's auditors included an explanatory paragraph in their Report of Independent Certified Public Accountants to the effect that recovery of the Company's assets are dependent upon future events, the outcome of which is indeterminable, and that the successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost corporate infrastructure. There can be no assurances that such financing can be completed on terms favorable to the Company or at all, or that the Company will ever achieve profitable operations.

Part II. Other Information

Item 1. Legal Proceedings

See footnote 5 to the financial statements included herein and Form 10-KSB filed April 15, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective May 1, 1998, Mr. Terry A. Huetter, the Company's Chief Financial Officer since June 1997, has resigned to pursue other business interests. The Board of Directors has elected Mr. Herbert S. Perman to replace Mr. Huetter. Mr. Perman is the Company's Executive Vice President and formerly served as its Chief Financial Officer from 1995 until Mr. Huetter's election.

Item 6. Exhibits

None.

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                      ------------------------------------
                                  (Registrant)

/s/ Roderick A. McClain
-------------------------------------
Roderick A. McClain, President & CEO

Date: May 19, 1998

/s/ Herbert S. Perman
-------------------------------------
Herbert S. Perman, Chief Financial Officer

Date: May 19, 1998

Part II. Other Information

Item 6. Financial Data Schedule

            (27) Financial Data Schedule