Form 10QSB
period 1998-06-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1998-08-20
CIK 789562

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

              3490 PIEDMONT RD., SUITE 600, ATLANTA, GEORGIA 30305
               (Address of principal executive offices) (Zip Code)

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

        State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date 33,409,053 Common Stock as of August 14, 1998

        Transitional Small Business Disclosure Format (Check One): Yes ___ No X

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-QSB
                         FOR QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                                                   Page

Consolidated Balance Sheet as of  June 30, 1998 and December 31, 1997 ...........................    1

Consolidated Income Statements for the Three and Six
           Months ended June 30, 1998 and June 30, 1997 .........................................    2

Consolidated Statements of Cash Flows for the Six
           Months ended June 30, 1998 and June 30, 1997 .........................................    3

Consolidated Statements of Shareholders' Equity for the
           Six Months ended June 30, 1998 .......................................................    4

Notes to Consolidated Financial Statements ......................................................    5

Part I - Item 2. Management's Discussion and Analysis of Financial
           Condition, Liquidity and Capital Resources, and Results of Operations ................   10

Part II - Item 1. Legal Proceedings .............................................................   13

Part II - Item 4. Submission of Matters to a Vote of Security Holders ...........................   15

Part II - Item 6. Exhibits ......................................................................   15

Signatures ......................................................................................   16

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                                     JUNE 30, 1998   DEC. 31, 1997
                                       ASSETS
Current Assets
               Cash                                                                  $     36,290    $       --
               Accounts receivable, net of Allowance of $6,931,465                         96,555            --
               Other current assets                                                       425,607            --
                                                                                     ------------    ------------

                              Total Current Assets                                        558,452            --

Property and equipment, net of accumulated depreciation of $33,739 and $26,357             40,341          47,312
                                                                                     ------------    ------------
Total Assets                                                                         $    598,793    $     47,312
                                                                                     ============    ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current Liabilities
               Overdraft                                                             $       --      $     48,730
               Accounts payable                                                        11,675,917      11,358,907
               Accrued expenses                                                         1,771,181       1,964,104
               Current portion of Capital Lease Obligation                                 12,190           8,783
               Notes Payable (Note 2)                                                   6,766,494       6,443,781
                                                                                     ------------    ------------

                              Total Current Liabilities                                20,225,782      19,824,304

Long-Term Liabilities
               Long-Term Capital Lease Obligation, net of current portion                  16,310          21,315
                                                                                     ------------    ------------
                              Total Liabilities                                        20,242,092      19,845,619

Stockholders' Equity Deficiency
               Common stock, $.004 par value, authorized 75,000,000 shares;               120,680          88,666
                  issued and outstanding 30,174,173
               Additional paid-in capital                                               5,665,656       4,857,061
               Note and accounts receivable from stock sale                                              (310,000)
               Accumulated deficit                                                    (25,429,635)    (24,434,034)
                                                                                     ------------    ------------
                              Total Stockholders' Equity Deficiency                   (19,643,299)    (19,798,307)
                                                                                     ------------    ------------
TOTAL LIABILITY AND STOCKHOLDERS' EQUITY DEFICIENCY                                  $    598,793    $     47,312
                                                                                     ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                                   (UNAUDITED)

                                                             Three Months ended               Six Months ended
                                                                   June 30                          June 30
                                                            1998              1997           1998             1997

TOTAL REVENUES:                                          $       --      $  3,606,351    $      4,279    $  5,215,357
                                                         ------------    ------------    ------------    ------------
OPERATING EXPENSES:
               Communication and Marketing Services              --         3,818,446           5,395       5,498,455
               Selling, General and Administrative            765,070       2,475,101       1,391,927       4,347,529
                                                         ------------    ------------    ------------    ------------
                              Total Operating Expenses        765,070       6,293,547       1,397,322       9,845,984
                                                         ------------    ------------    ------------    ------------
                              Operating (Loss)               (765,070)     (2,687,196)     (1,393,043)     (4,630,627)
                                                         ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
               Interest Expense                               (62,972)       (336,736)       (112,558)       (677,696)
               Other Income (Note 5)                          500,000          (6,361)        510,000            --
                                                         ------------    ------------    ------------    ------------
NET LOSS                                                 $   (328,042)   $ (3,030,293)   $   (995,601)   $ (5,308,323)
                                                         ============    ============    ============    ============
NET LOSS PER SHARE                                       $      (0.01)   $      (0.15)   $      (0.04)   $      (0.29)
                                                         ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
               OUTSTANDING                                 29,739,273      19,582,830      27,264,490      18,557,547
                                                         ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Six Months ended
                                                                      June 30
                                                                1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                  $  (995,601)   $(5,308,323)
                                                            -----------    -----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
               Depreciation and amortization                    442,991        563,742
               Bad Debt                                            --          351,212
               Stock issued for services                        724,015        485,663
               Changes in assets and liabilities:
               Decrease (increase) in:
               Receivables                                      (96,555)    (1,637,042)
               Inventories                                         --          418,571
               Other current assets                            (425,607)        76,597
               Increase in:
               Accounts payable and accrued expenses             75,681      3,810,010
                                                            -----------    -----------
               Total adjustments                                720,525      4,068,753
                                                            -----------    -----------
Net cash used by operating activities                          (275,076)    (1,239,570)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
               Acquisition of property and equipment               --         (181,078)
                                                            -----------    -----------
Net cash used in investing activities                              --         (181,078)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
               Borrowings on notes payable                      (10,173)       387,437
               Debt acquisition costs                           135,887
               Shares issued in settlement of liabilities        31,539           --
               Proceeds from issuance of common stock           290,000        995,000
                                                            -----------    -----------
Net Cash Provided by Financing Activities                       311,366      1,518,324
                                                            -----------    -----------
Net Increase in Cash                                             36,290         97,676

Cash at Beginning of  Period                                       --           69,770
                                                            -----------    -----------
Cash at End of Period                                       $    36,290    $   167,446
                                                            -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    30-JUN-98
                                   (UNAUDITED)

                                                                          Additional                                    Total
                                                 Common Stock Issued       Paid-in                    Shareholder    Shareholders'
                                                Shares       Par Value     Capital       Deficit      Receivables       Equity
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 1997                    22,170,700    $  88,666    $4,857,061   $(24,434,034)   $ (310,000)   $(19,798,307)
Shares Issued to Consultants                   1,283,235        5,133       259,306           --            --           264,439
Sale of Stock                                  2,425,000        9,700       232,800           --            --           242,500
Compensation Earned                              739,058        2,956        85,731           --            --            88,687
Shares Issued in Settlement of Liabilities     2,407,407        9,630       279,259           --            --           288,889
Conversion of Note Payable                       262,822        1,051        30,488           --            --            31,539
Account receivable from stock sale                  --           --            --             --        (209,889)       (209,889)
Net Loss                                            --           --            --         (667,559)         --          (667,559)
                                             ---------------------------------------------------------------------------------------
Balance, March 31, 1998                       29,288,222    $ 117,136    $5,744,645   $(25,101,593)   $ (519,889)   $(19,759,701)
                                             =======================================================================================
Shares Issued to Consultants                     400,000        1,600        80,400                                       82,000
Sale of Stock                                    187,500          750        46,750                                       47,500
Conversion of Note Payable                       298,451        1,194       103,861                                      105,055
Account receivable from stock sale                                         (310,000)                     519,889         209,889
Net Loss                                                                                  (328,042)                     (328,042)
                                             ---------------------------------------------------------------------------------------
Balance, June 30, 1998                        30,174,173      120,680     5,665,656    (25,429,635)         --       (19,643,299)
                                             =======================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1998
                                   (UNAUDITED)

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

The periods presented are the three and six months ended June 30, 1998 and 1997, respectively. Certain reclassifications have been made to the financial statements for prior periods to conform to the current year presentation. These reclassifications have no effect on the net income for any of the periods.

2. NOTES PAYABLE

Notes payable consist of the following at June 30, 1998

Current:
   Various demand notes, interest rates 7% -12% ...................   $  352,000
   Floating rate convertible debentures, due August 15, 1998.......    6,164,494
   Floating rate notes, due on demand .............................      250,000
                                                                      ----------
                                                                      $6,766,494
                                                                      ==========

3.     FAIR VALUE OF FINANCIAL INSTRUMENTS

 Significant financial instruments consist of accounts payable, notes payable, or accrued expenses that are either demand or due through 1998. The Company does not currently have the funds required to settle these amounts. As a result, the Company is unable to estimate the timing and ultimate form of the settlement of these liabilities. It believes that if the current holders were to sell such instruments to other parties, the sales price would be substantially less than the carrying value.

4. COMMITMENTS AND LITIGATION

The Company has employment agreements with certain officers and key employees, which expire at various times through 2007.

Walsh Litigation. See Form 10-KSB filed April 15, 1998 for a complete discussion of this matter. The Company proposed a settlement to the plaintiff. As of July 7, 1998, the Company entered into an agreement for $120,000 payable in 6 equal monthly installments beginning July 7, 1998. The August payment was due and payable by August 13, 1998. The failure to make this payment resulted in a $330,000 judgement, and delivery by the escrow agent of 250,000 shares of GTMI common stock, as security for the judgement, in accordance with the consent order.

RBB/Khalifa Litigation. See Form 10-KSB filed April 15, 1998 for a complete discussion of this matter. On July 29, 1998, the court affirmed its November 20, 1997 order that the Company issue 2,496,761 shares of stock to the plaintiffs. The Company has instructed the transfer agent to issue the shares and the transfer agent has issued the shares. The terms of the convertible debentures provide that as of August 15, 1998, the balance of the notes automatically convert, including accrued and unpaid interest, into approximately 18.8 million shares of common stock.

Trident Litigation. See Form 10-KSB filed April 15, 1998 for a complete discussion of this matter. As of May 15, 1998, the Company has entered into discussions with Trident in an effort to settle the litigation. No assurances can given at this time that any settlement will be reached. Discovery in this case is proceeding.

WorldCom Litigation. See Form 10-KSB filed April 15, 1998 for a complete discussion of this matter. Trial on the merits of this case has been postponed and not yet rescheduled. The Company has proposed a settlement of all issues remaining in this case.

Southern Signatures Litigation. There have been no new developments in this matter since the Company filed its Form 10-KSB on April 15, 1998, which contains a complete discussion of this matter.

Metropolitan Fiber Systems Litigation. Metropolitan filed a complaint claiming the principal sum of $88,547.16 on June 11, 1998 in the State Court of DeKalb County under Case No. 98A45706-5. The Company submitted an answer to the complaint on August 17, 1998.

Creative Network Litigation. Since the Company filed its Form 10-KSB on April 15, 1998 which contains a complete discussion of this matter, the onl;y new development has been that Creative has filed a motion for summary judgement which has been responded to.

Interlynx Litigation. There have been no new developments in this matter since the Company filed its Form 10-KSB on April 15, 1998, which contains a complete discussion of this matter.

The Company is involved in an arbitration proceeding with Extelcom Corporation with respect to a former agreement under which each party was to provide services to the other. The Company believes that Extelcom's claims are without substantial merit but due to the nature of the arbitration process, at the end of 1997 elected to increase its litigation reserves by an amount in excess of $1,000,000 for the potential liability claim by Extelcom. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. The Company is petitioning the court in Miami Florida to vacate the award based on the grounds that it was erroneously entered. Management believes that the award will be overturned; however, there can be no assurances to that effect.

Freed & Berman, P.C., Litigation. Freed & Berman filed a complaint claiming the sum of $37,562.91 on April 9, 1998 in the Superior Court of Fulton County under Case No. E-61447. The Company entered into a Consent Order on July 23, which provides for payments that the Company has not yet been able to make. The Plaintiffs are pursuing collection alternatives.

SILFEN, SEGAL, FRYER & SHUSTER, PC, LITIGATION. The plaintiff, a professional corporation filed a complaint claiming the sum of $4,826.13 on July 29, 1998 in the state court of Fulton County under Case No. 98VS142787H. The Company plans to submit a timely response.

See Form 10-KSB filed April 15, 1998.

5. SUBSEQUENT EVENTS

Warrants
--------
On July 9, 1998, the Company reduced the exercise price of warrants to purchase up to 842,500 shares of the Corporation's common stock, from $3.75 to $0.22 per share, during the period from July 9, 1998 through and including August 15, 1998, and thereafter the exercise price shall increase to $3.75 per share through and including the period ending December 31, 1998, on which date the Warrants shall expire unless extended by the Company. As of August 14, 1998, holders have elected to exercise 242,512 Warrants for a total exercise price of $53,352.64

GCN Merger
----------
On April 8, 1998, the Company entered into a letter of intent with Paradigm Communications Corporation d/b/a Global Communications Network ("GCN"), a privately owned company, under which GCN would provide certain network services to the Company and under which GCN proposed a conditional tender offer for up to 51% of the outstanding shares of the Company. Subsequently, parties amended the letter of intent to provide that the two companies would enter into a merger agreement under which sufficient shares of Company common stock will be issued such that the shareholders of GCN will own 51% of the outstanding stock of the Company. In consideration for services provided by GCN, it will receive 833,333 shares of the Company's common stock for each month that it provides the expected network services. Such shares will count against the 51% position expected to be held by GCN following the merger.

The merger agreement was expected to be completed on or before June 15, 1998, but has been delayed, and will be subject to execution of a definitive merger agreement and mutual due diligence plus the following conditions: a) approval by the shareholders of both companies; and b) GCN must be carrying a minimum monthly total of 50,000,000 termination minutes of international traffic at mutually approved margins. GCN has recently executed a contract for over 350,000,000 international termination minutes which is expected to generate gross revenues in excess of $75 million in the first twelve months following implementation. This contract will satisfy the minimum levels required by the letter of intent. However, as of this date, GCN has not brought its network up. The progress of due diligence is awaiting the completion of connectivity.

UltraPulse Acquisition
----------------------
On May 11, 1998, the Company entered into a letter of intent with UltraPulse Communications Incorporated ("UCI") under which the Company will acquire 51% of the outstanding equity securities of UCI. UCI is a privately held company that holds exclusive license, from its principal shareholder, Terence W. Barrett, Ph.D., for the development, production and marketing of wireless communications products using a new form of ultrafast, extremely high data rate technology that will permit, among other things, the following: 1) Wireless data rates in excess of 155 megabytes per second without compression; 2) the linkage of office, educational and medical complex buildings with affordable wireless systems comparable to current high data rate fiber-optic ATM or STM technology; 3) reliable WAN, LAN and PBX communications which are minimally effected by building structures and can operate at rates greater than 10 megabytes per second; and 4) size, weight, power and cost advantageous superior to competing technologies.

The letter of Intent provides that the Company will provide financing to UCI in the amount of $10 million under a schedule to be determined in the final agreement. The agreement will be subject to due diligence by both parties and the execution of the final agreement. As part of the agreement, the Company will have a five-year option to acquire an additional 49% of the outstanding equity of UCI.

There can be no assurances that the Company will reach definitive agreements with either GCN or UCI, that all the conditions precedent will be met, or that the Company will be successful in obtaining the financing necessary to close the UCI transaction.

Nutrition: As of June 30, 1998, the Company sold its remaining interests in nutritional licenses for "Go" and "Cholestorade" for $500,000 to WRRW, Inc., and retained the rights to market these products for Network Marketing and direct sales programs in the United States.

PART I.    FINANCIAL INFORMATION

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OR PLAN OF OPERATIONS


           THIS QUARTERLY REPORT ON FORM 10-QSB (THE "REPORT") MAY BE DEEMED TO CONTAIN FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), REPORTS TO THE COMPANY'S STOCKHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY THE COMPANY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. THESE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS SET FORTH HEREIN, EACH OF WHICH COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

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

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

OPERATING (LOSS)

REVENUES for the three and six months ended June 30, 1998 decreased approximately $3.6 million and $5.2 million respectively. The revenue decreases were primarily associated with decreased levels of operations in the wholesale carrier business and the suspension of the operations of the Company's Vision 21, Inc. subsidiary. The Company has decided to concentrate its efforts on the three components of its wholesale operations, the Telecommunications, Carrier Sales and Satellite Services businesses. The Satellite Services Business was started in late April 1998. The Company currently has no revenues from any of these three businesses.

As of June 30, 1998, no revenues were being generated from the wholesale carrier business. The Company is in the process of implementing third party strategic relationships necessary to facilitate traffic under expected revenue contracts. See footnote 5 to financial statements - Subsequent Events. There can be no assurance that the Company will be successful in generating revenues.

COMMUNICATION AND MARKETING SERVICES EXPENSES decreased for the three and six months ended June 30, 1998 approximately $3.8 million and $5.5 million, respectively, compared to the corresponding period of the prior year. Substantially all of the decreases were associated with the decreased revenue levels.

GENERAL AND ADMINISTRATIVE COSTS decreased approximately $1.7 million and $2.9 million for the three and six months ended June 30, 1998 compared to the corresponding period in 1997. The entire decrease during these periods of 1998 resulted from the Company's decision to scale back its operations until meaningful revenue contracts can be signed and implemented.

The Company has also experienced unusually high levels of consulting and legal expenses associated with financing matters and ongoing litigation. The Company does not anticipate incremental increases in general and administrative costs in conjunction with anticipated future revenue growth.

NET LOSS FROM OPERATIONS decreased approximately $1.9 million and $3.2 million for the three and six months ended June 30, 1998 compared to the corresponding period in 1997. The entire decrease during these periods of 1998 resulted from the Company's operational scaleback in the current year.

OTHER INCOME (EXPENSES)

Interest expense decreased approximately $273,000 and $565,000 for the three and six months ended June 30, 1998 compared to 1997 due to the elimination of high cost short-term notes payable and the mortgage note on the Company's prior building. The Company will continue to explore the most effective utilization of financial leverage as well as alternative means of raising additional capital to enhance long-term growth and maximize shareholder value.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased to $36,290 at June 30, 1998 from an overdraft position at December 31, 1997. Principal sources of funds during the six months ended June 30, 1998 consisted of (i) sale of nutritional licenses ($500,000), and (ii) proceeds from the issuance of common stock ($242,500). The proceeds received from the sale of shares involved private negotiated transactions at prices ranging from $.10 to $.20 per share. The funds received to date have been used for working capital purposes. The primary use of funds during the three months ended June 30, 1998 consisted of operating activities.

During the first quarter, the Company suspended the operations of Vision 21 and is attempting to negotiate a sale of that subsidiary and its Vision 21's Travel Pros, Inc. subsidiary. The plan to divest these subsidiaries resulted from a decision to concentrate on the wholesale businesses of the Company.

The increase in accounts payable and accrued expenses resulted substantially from the Company's underlying carrier obligations associated with the wholesale international sales which, as of June 30, 1998 the Company has not paid (Part II, Item 1. Legal Proceedings). The increase in notes payable and accrued interest represents the amortization of debt discounts from previously issued convertible debentures.

The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

As of June 30, 1998, the Company had convertible debentures payable totaling $6,766,494, accrued but unpaid expenses totaling $1,771,181 and accounts payable totaling $11,675,917. The terms of the convertible debentures provide that as of August 15, 1998, the notes automatically convert, including accrued and unpaid interest, into approximately 18.8 million shares of common stock, in accordance with the terms of the convertible debentures. However, the convertible debentures are the subject of litigation currently in process, and the issues related to the automatic conversion of the convertible debentures and other claims for damages remains the subject of the litigation. Management believes that the Company can sustain operations only by the infusion of substantial amounts of financing. No assurances can be given that such financing will be available at terms acceptable to the Company, or at all. Inability to obtain such financing could force the Company to cease all business operations.

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

PART II.             OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Form 10-KSB filed April 15, 1998

Walsh Litigation. See Form 10-KSB filed April 15, 1998 for a complete discussion of this matter. The Company proposed a settlement to the plaintiff. As of July 7, 1998, the Company entered into an agreement for $120,000 payable in 6 equal monthly installments beginning July 7, 1998. The August payment was due and payable by August 13, 1998. The failure to make this payment resulted in a $330,000 judgement, and delivery by the escrow agent of 250,000 shares of GTMI common stock, as security for the judgement, in accordance with the consent order.

RBB/Khalifa Litigation. See Form 10-KSB filed April 15, 1998 for a complete discussion of this matter. On July 29, 1998, the court affirmed its November 20, 1997 order that the Company issue 2,496,761 shares of stock to the plaintiffs. The Company has instructed the transfer agent to issue the shares and the transfer agent has issued the shares. The terms of the convertible debentures provide that as of August 15, 1998, the balance of the notes automatically convert, including accrued and unpaid interest, into approximately 18.8 million shares of common stock.

Trident Litigation. See Form 10-KSB filed April 15, 1998 for a complete discussion of this matter. As of May 15, 1998, the Company has entered into discussions with Trident in an effort to settle the litigation. No assurances can given at this time that any settlement will be reached. Discovery in this case is proceeding.

WorldCom Litigation. See Form 10-KSB filed April 15, 1998 for a complete discussion of this matter. Trial on the merits of this case has been postponed and not yet rescheduled. The Company has proposed a settlement of all issues remaining in this case.

Southern Signatures Litigation. There have been no new developments in this matter since the Company filed its Form 10-KSB on April 15, 1998, which contains a complete discussion of this matter.

Metropolitan Fiber Systems Litigation. Metropolitan filed a complaint claiming the principal sum of $88,547.16 on June 11, 1998 in the State Court of DeKalb County under Case No. 98A45706-5. The Company submitted an answer to the complaint on August 17, 1998.

Creative Network Litigation. Since the Company filed its Form 10-KSB on April 15, 1998 which contains a complete discussion of this matter, the onl;y new development has been that Creative has filed a motion for summary judgement which has been responded to.

Interlynx Litigation. There have been no new developments in this matter since the Company filed its Form 10-KSB on April 15, 1998, which contains a complete discussion of this matter.

The Company is involved in an arbitration proceeding with Extelcom Corporation with respect to a former agreement under which each party was to provide services to the other. The Company believes that Extelcom's claims are without substantial merit but due to the nature of the arbitration process, at the end of 1997 elected to increase its litigation reserves by an amount in excess of $1,000,000 for the potential liability claim by Extelcom. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. The Company is petitioning the court in Miami Florida to vacate the award based on the grounds that it was erroneously entered. Management believes that the award will be overturned; however, there can be no assurances to that effect.

Freed & Berman, P.C., Litigation. Freed & Berman filed a complaint claiming the sum of $37,562.91 on April 9, 1998 in the Superior Court of Fulton County under Case No. E-61447. The Company entered into a Consent Order on July 23, which provides for payments that the Company has not yet been able to make. The Plaintiffs are pursuing collection alternatives.

SILFEN, SEGAL, FRYER & SHUSTER, PC, LITIGATION. The plaintiff, a professional corporation filed a complaint claiming the sum of $4,826.13 on July 29, 1998 in the state court of Fulton County under Case No. 98VS142787H. The Company plans to submit a timely response.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 27 - Financial Data Schedule

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                        ------------------------------------
                                                     (Registrant)



/s/ Roderick A. McClain
-----------------------
Roderick A. McClain, President & CEO

Date: August 14, 1998



/s/ Herbert S. Perman
------------------------
Herbert S. Perman, Chief Financial Officer

Date: August 14, 1998

PART II.   OTHER INFORMATION

ITEM 6.    FINANCIAL DATA SCHEDULE

                     (27) Financial Data Schedule