Form 10QSB
period 1998-09-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1998-11-19
CIK 789562

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
 (Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date 37,720,723 Common Stock as of November 13, 1998

      Transitional Small Business Disclosure Format (Check One):  Yes ___  No  X

                      Global Telemedia International, Inc.
                                and Subsidiaries
                         Quarterly Report on Form 10-QSB
                      For Quarter Ended September 30, 1998

                                      INDEX

                                                                                                                  Page
                                                                                                                  ----

Consolidated Balance Sheet as of  September 30, 1998 .................................................              1

Consolidated Income Statements for the Three and Nine
      Months ended September 30, 1998 and September 30, 1997 .........................................              2

Consolidated Statements of Cash Flows for the Nine Months ended September 30,
      1998 and September 30, 1997 ....................................................................              3

Consolidated Statements of Shareholders' Equity for the
      Nine Months ended September 30, 1998 ...........................................................              4

Notes to Consolidated Financial Statements ...........................................................              5

Part I - Item 2. Management's Discussion and Analysis of Financial
      Condition, Liquidity and Capital Resources, and Results of Operations ..........................             10

Part II - Item 1. Legal Proceedings ..................................................................             13

Part II - Item 4. Submission of Matters to a Vote of Security Holders ................................             15

Part II - Item 6. Exhibits ...........................................................................             15

Signatures ...........................................................................................             16


                                            Global Telemedia International, Inc.
                                                      and Subsidiaries
                                                 Consolidated Balance Sheet


                                                        (Unaudited)
                                                                                          September 30, 1998
                                                           ASSETS
Current Assets
              Cash                                                                                  $       --
              Accounts receivable, net of Allowance of $6,931,465                                           --
              Other current assets                                                                       460,296
                                                                                                    ------------

                          Total Current Assets                                                           460,296

Property and equipment, net of accumulated depreciation of $37,434                                        36,923
                                                                                                    ------------

Total Assets                                                                                        $    497,219
                                                                                                    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current Liabilities
              Overdraft                                                                             $     92,325
              Accounts payable                                                                        11,802,369
              Accrued expenses                                                                         1,757,432
              Current portion of Capital Lease Obligation                                                 12,190
              Notes Payable (Note 2)                                                                   5,898,000
                                                                                                      ----------

                          Total Current Liabilities                                                   19,562,316

Long-Term Liabilities
              Long-Term Capital Lease Obligation, net of current portion                                  16,310
                                                                                                      ----------

                          Total Liabilities                                                           19,578,626

Stockholders' Equity Deficiency
              Common stock, $.004 par value, authorized 75,000,000 shares;                               155,244
                 issued and outstanding 37,086,965
              Additional paid-in capital                                                               7,193,822
              Note and accounts receivable from stock sale                                                  --
              Accumulated deficit                                                                    (26,430,472)
                                                                                                    ------------

                          Total Stockholders' Equity Deficiency                                      (19,081,406)
                                                                                                    ------------

Total Liability and Stockholders' Equity Deficiency                                                 $    497,219
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

                                              Global Telemedia International, Inc.
                                                       and Subsidiaries
                                                 Consolidated Income Statement
                                                          (Unaudited)


                                                                     Three Months ended               Nine Months ended
                                                                        September 30                    September 30
                                                                   1998            1997             1998             1997

TOTAL REVENUES:                                                  $    236,247      $  6,720,502      $    240,526      $ 11,935,859
                                                                 ------------      ------------      ------------      ------------

OPERATING EXPENSES:
              Communication and Marketing Services                    180,471         6,852,369           185,866        12,350,824
              Selling, General and Administrative                     997,106         8,366,398         2,389,033        12,713,839
                                                                 ------------      ------------      ------------      ------------

                          Total Operating Expenses                  1,177,577        15,218,767         2,574,899        25,064,663
                                                                 ------------      ------------      ------------      ------------

                          Operating (Loss)                           (941,330)       (8,498,265)       (2,334,373)      (13,128,804)
                                                                 ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSES):
              Interest Expense                                        (59,507)         (286,591)         (172,065)         (964,287)
              Other Income (Note 5)                                      --                --             510,000              --
                                                                 ------------      ------------      ------------      ------------

NET LOSS                                                         $ (1,000,837)     $ (8,784,856)     $ (1,996,438)     $(14,093,091)
                                                                 ============      ============      ============      ============


NET LOSS PER SHARE                                               $      (0.03)     $      (0.38)     $      (0.07)     $      (0.70)
                                                                 ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES
              OUTSTANDING                                          33,512,065        23,359,600        29,183,452        20,175,821
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

                                     Global Telemedia International, Inc.
                                               and Subsidiaries
                                    Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                                       Nine Months ended
                                                                                                          September 30
                                                                                                   1998                     1997

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                                    $ (1,996,438)            $(14,093,091)
                                                                                              ------------             ------------
Adjustments to reconcile net loss to net cash
  used in operating activities:
              Depreciation and amortization                                                        581,191                  846,233
              Bad Debt                                                                            (192,991)               6,981,797
              Stock issued for services                                                            435,126                  485,663
              Changes in assets and liabilities:
              Loss on sale of equipment                                                                                      31,316
              Decrease (increase) in:
              Receivables                                                                             --                 (6,874,890)
              Due from Stockholders                                                                   --                    (25,000)
              Inventories                                                                             --                    413,295
              Other current assets                                                                (460,294)                 109,197
              Increase in:
              Accounts payable and accrued expenses                                                280,385               10,385,785
                                                                                              ------------             ------------

              Total adjustments                                                                    643,417               12,353,396
                                                                                              ------------             ------------

Net cash used by operating activities                                                           (1,353,021)              (1,739,695)
                                                                                              ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
              Proceeds from sale of property and equipment                                                                   20,283
              Acquisition of property and equipment                                                   --                   (181,071)
                                                                                              ------------             ------------
Net cash used in investing activities                                                                 --                   (160,788)
                                                                                              ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
              Borrowings on notes payable                                                             --                    387,437
              Payments on notes payable                                                           (547,379)                (219,351)
              Debt acquisition costs                                                                  --                    267,647
              Shares issued in settlement of liabilities                                         1,458,483                     --
              Proceeds from issuance of common stock                                               441,917                1,394,980
                                                                                              ------------             ------------

Net Cash Provided by Financing Activities                                                        1,353,021                1,830,713
                                                                                              ------------             ------------

Net Increase in Cash                                                                                  --                    (69,770)

Cash at Beginning of  Period                                                                          --                     69,770
                                                                                              ------------             ------------

Cash at End of Period                                                                         $       --               $       --
                                                                                              ------------             ------------


The accompanying notes are an integral part of these consolidated financial statements

                                     Global Telemedia International, Inc.
                                            and Subsidiaries
                               Consolidated Statement of Shareholders' Equity
                                            September 30, 1998
                                               (Unaudited)

                                                                             Additional                                   Total
                                               Common Stock Issued             Paid-in                    Shareholder  Shareholders'
                                               Shares            Par Value     Capital        Deficit     Receivables     Equity
                                              --------------------------------------------------------------------------------------

Balance, December 31, 1997                     22,170,700    $     88,666    $4,857,061   $(24,434,034)   $(310,000)   $(19,798,307)
Shares Issued to Consultants                    1,283,235           5,133       259,306           --           --           264,439
Sale of Stock                                   2,425,000           9,700       232,800           --           --           242,500
Compensation Earned                               739,058           2,956        85,731           --           --            88,687
Shares Issued in Settlement of Liabilities      2,407,407           9,630       279,259           --           --           288,889
Conversion of Note Payable                        262,822           1,051        30,488           --           --            31,539
Account receivable from stock sale                   --              --            --             --       (209,889)       (209,889)
Net Loss                                             --              --            --         (667,559)        --          (667,559)
                                               ----------    ------------    ----------   ------------    ---------    ------------

Balance, March 31, 1998                        29,288,222    $    117,136    $5,744,645   $(25,101,593)   $(519,889)   $(19,759,701)
                                               ==========    ============    ==========   ============    =========    ============



Shares Issued to Consultants                      400,000           1,600        80,400                                      82,000
Sale of Stock                                     187,500             750        46,750                                      47,500
Conversion of Note Payable                        298,451           1,194       103,861                                     105,055
Account receivable from stock sale                                             (310,000)                    519,889         209,889
Net Loss                                                                                      (328,042)                    (328,042)
                                               ----------    ------------    ----------   ------------    ---------    ------------

Balance, June 30, 1998                         30,174,173    $    120,680    $5,665,656   $(25,429,635)   $    --      $(19,643,299)
                                               ==========    ============    ==========   ============    =========    ============

Shares Issued to Consultants                    2,890,000    $     14,450    $  363,363                                     377,813
Sale of Stock                                   1,030,392    $      5,152    $  146,765                                     151,917
Conversion of Note Payable                      2,992,400    $     14,962    $1,018,038                                   1,033,000
Account receivable from stock sale                   --
Net Loss                                                                                  $ (1,000,837)                  (1,000,837)

Balance, September 30, 1998                    37,086,965    $    155,244    $7,193,822   $(26,430,472)   $    --      $(19,081,406)
                                               ==========    ============    ==========   ============    =========    ============


The accompanying notes are an integral part of these consolidated financial statements

                      Global Telemedia International, Inc.
                                and Subsidiaries
                    Notes to Consolidated Financial Statements
                            as of September 30, 1998
                                   (Unaudited)

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

The periods presented are the three and nine months ended September 30, 1998 and 1997, respectively. Certain reclassifications have been made to the financial statements for prior periods to conform to the current year presentation. These reclassifications have no effect on the net income for any of the periods.

2. Notes Payable

Notes payable consist of the following at September 30, 1998

Current:
  Various demand notes, interest rates 7% -12% ...................................................   $  382,000
  Floating rate convertible debentures, due August 15, 1998.......................................    5,266,000
  Floating rate notes, due on demand .............................................................      250,000
                                                                                                      ---------
                                                                                                     $5,898,000
                                                                                                     ==========

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

Walsh Litigation. See Form 10-KSB filed April 15, 1998 for a complete discussion of this matter. The Company proposed a settlement to the plaintiff. As of July 7, 1998, the Company entered into a settlement agreement for $120,000 payable in 6 equal monthly installments beginning July 7, 1998. The August payment was due and payable by August 13, 1998. The failure to make this payment resulted in a $330,000 judgement, and delivery by the escrow agent of 250,000 shares of GTMI common stock, as security for the judgement, in accordance with the consent order.

RBB/Khalifa Litigation. See Form 10-KSB filed April 15, 1998 for a complete discussion of this matter. On July 29, 1998, the court affirmed its November 20, 1997 order that the Company issue 2,496,761 shares of stock to the plaintiffs. The Company has instructed the transfer agent to issue the shares and the transfer agent has issued the shares. The terms of the convertible debentures provide that as of August 15, 1998, the balance of the notes automatically convert, including accrued and unpaid interest, into approximately 18.8 million shares of common stock. However, the litigation continues in progress and the issues related to the automatic conversion of the convertible debentures and other claims for damages remain the subject of the litigation.

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

Creative Network Litigation. Since the Company filed its Form 10-KSB on April 15, 1998 which contains a complete discussion of this matter. Creative has filed a motion for summary judgement which has been granted for the amount of $61,541 plus interest.

Interlynx Litigation. There have been no new developments in this matter since the Company filed its Form 10-KSB on April 15, 1998, which contains a complete discussion of this matter.

The Company is involved in an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd."K&S") with respect to a former agreement under which each party was to provide services to the other. The Company believes that Extelcom's claims are without substantial merit but due to the nature of the arbitration process, at the end of 1997 elected to increase its litigation reserves by an amount in excess of $1,000,000 for the potential liability claim by Extelcom. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. While the Company was prepared to petition the court in Miami Florida to vacate the award based on the grounds that it was erroneously entered, management believed that the award might not be overturned. Therefore, on November 6, 1998, the Company entered into a settlement agreement with K&S for $325,000, to be paid on or before December 15, 1998. If this payment is not promptly made, the $2.5 million Final Judgement will be entered.

Freed & Berman, P.C., Litigation. Freed & Berman filed a complaint claiming the sum of $37,562.91 on April 9, 1998 in the Superior Court of Fulton County under Case No. E-61447. The Company entered into a Consent Order on July 23, which provides for payments that the Company has not yet been able to make. The Plaintiffs are pursuing collection alternatives.

Silfen, Segal, Fryer & Shuster, P.C. Litigation. The Plaintiff, a professional corporation, filed a complaint claiming the sum of $4,826.13 on July 29, 1998 in the State Court of Fulton County, under case no. 98VS1427874. The Company submitted a timely response on September 23, 1998.

Programs Abroad-Travel Alternatives, Inc Litigation. The Plaintiff has filed a complaint against the company and others in State Court of Fulton County, Georgia on October 2, 1998 (Civil

Action No 98VS145081F) claiming damages in the amount of $18,749.00. The Company submitted an answer to the complaint on November 9, 1998.

BT Office Products International Litigation. The Plaintiff has filed a complaint against the company in State Court of DeKalb County, Georgia on September 8, 1998 (Civil Action No 98A48500-2) alleging that certain monies are owed on account, being the amount of $2,722.78 plus interest. The Company filed an answer on October 26, 1998.

Boone Electric Litigation. The Plaintiff has filed a complaint against the company and others in State Court of Fulton County, Georgia on May 16, 1998 (Civil Action No 98V5140008C) alleging that certain monies are owed for services rendered and goods supplied in the amount of $1,454.00. The Company filed an answer on June 29, 1998.

Thomason Printing Company, Inc. Litigation. Judgement was granted against the Company on February 24, 1998, in the amount of $5,053.00 by the Fulton County Magistrate Court (Civil Action File No. 97M50060655). The Company has been served with post-judgement discovery.

See Form 10-KSB filed April 15, 1998.

5. Subsequent Events


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

The merger agreement was expected to be completed on or before September 15, 1998, was delayed due to GCN's failure to activate its Mexican network. As of this date, GCN has not satisfactorily brought its network up. Because of this, as of November 1, 1998, due diligence investigation has ceased. Should GCN successfully implement their network in the future, the Company will reassess the benefits of a business combination. .

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

CIS Systems, Inc. On August 18, 1998, the Company entered into a letter of intent to acquire CIS Systems, Inc. ("CIS"), an international holding company with a specific focus in emerging Eastern European opportunities.

CIS owns majority rights to provide the full range of customs services, including the collection of duties, taxes, and other service fees, for the West-East Terminal Complex ("WETC"), a major transport corridor running throught the Moscow Territory. WETC handles and processes the cargo from respective ports, railway systems and highways, from Estonia through the Moscow territory.

The letter of intent states that the Company will acquire all of the outstanding securities of CIS in consideration of the issuance of shares of a series of Convertible Preferred Stock

CIS will have acquired controlling interest in one or more PTTs with a minimum customer base of no less than 2 million subscribers. To expedite the due diligence process, CIS will receive audited financial statements for the PTTs with which it has established relationships. Accordingly, two big five auditing firms have been engaged to prepare audited financial statements.

CyberAir Communicatios, Inc. On November 3, 1998, the Company entered into a formal agreement for a strategic alliance with CyberAir Communications, Inc. (CyberAir"), of Los Angeles, California..

CyberAir is building an international telecommunications network, initially deploying equipment in China, Pakistan, India and Mexico. GTMI will act as CyberAir's primary marketing arm for international telecommunications traffic.

Under an initial contract, beginning November 1998, GTMI will sell CyberAir traffic, originating in the U.S. and terminating in Mexico.

Other Income-Nutrition: As of June 30, 1998 the Company sold its remaining interests in nutritional licenses for "Go" and "Cholestorade" for $500,000 to WRRW, Inc., and retained the rights to market these products for network marketing and direct sales programs in the United States.

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

Three and nine months ended September 30, 1998 and 1997

Operating (loss)

Revenues for the three months ended September 30, 1998 and September 30, 1997 were approximately $236,000 and $6,721,000 respectively, and, for the nine months ended September 30, 1998 and September 30, 1997 were approximately $241,000 and $11,936,000 respectively. The revenue decreases were primarily associated with decreased levels of operations in the wholesale carrier business and the suspension of the operations of the Company's Vision 21, Inc. subsidiary. The Company has decided to concentrate its efforts on the three components of its wholesale operations, the Telecommunications, Carrier Sales and Satellite Services businesses. The Company currently has no revenues from any of these three businesses.

As of September 30, 1998, no revenues were being generated from the wholesale carrier business. The Company is in the process of implementing third party strategic relationships necessary to facilitate traffic under expected revenue contracts. See footnote 5 to financial statements -

Subsequent Events. There can be no assurance that the Company will be successful in generating revenues.

Communication and marketing services expenses for the three months ended September 30, 1998 and September 30, 1997 were approximately $180,000 and $6,852,000 respectively, and, for the nine months ended September 30, 1998 and September 30, 1997 were approximately $186,000 and $12,351,000 respectively. Substantially all of the decreases were associated with the decreased revenue levels.

General and administrative costs for the three months ended September 30, 1998 and September 30, 1997 were approximately $997,000 and $8,366,000 respectively, and, for the nine months ended September 30, 1998 and September 30, 1997 were approximately $2,389,000 and $12,714,000 respectively. The entire decrease during these periods of 1998 resulted from the Company's decision to scale back its operations until meaningful revenue contracts can be signed and implemented.

The Company has also experienced unusually high levels of consulting and legal expenses associated with financing matters and ongoing litigation. The Company does not anticipate incremental increases in general and administrative costs in conjunction with anticipated future revenue growth.

Net loss from operations for the three months ended September 30, 1998 and September 30, 1997 were approximately $1,001,000 and $8,498,000 respectively, and, for the nine months ended September 30, 1998 and September 30, 1997 were approximately $2,334,000 and $13,129,000 respectively. The entire decrease during these periods of 1998 resulted from the Company's operational scaleback in the current year.

Other income (expenses)

Interest expense for the three months ended September 30, 1998 and September 30, 1997 was approximately $60,000 and $287,000 respectively, and, for the nine months ended September 30, 1998 and September 30, 1997 were approximately $172,000 and $964,000 respectively. The decrease was due to the elimination of high cost short-term notes payable and the mortgage note on the Company's prior building. The Company will continue to explore the most effective utilization of financial leverage as well as alternative means of raising additional capital to enhance long-term growth and maximize shareholder value.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's overdraft position increased to $92,325 at September 30, 1998 from an overdraft position at December 31, 1997. Principal sources of funds during the nine months ended September 30, 1998 consisted of (i) sale of nutritional licenses ($500,000), and (ii) proceeds from the issuance of common stock ($442,000). The proceeds received from the sale of shares involved private negotiated transactions at prices ranging from $.10 to $.30 per share. The funds received to date have been used for working capital purposes. The primary use of funds during the three months ended September 30, 1998 consisted of operating activities.

As of September 30, 1998, the Company had convertible debentures payable totaling $5,266,000, accrued but unpaid expenses totaling $1,757,432, and accounts payable totaling $11,894,694. The terms of the convertible debentures provide that as of August 15, 1998, the convertible debentures automatically convert, including accrued and unpaid interest, into approximately 18.8 million shares of common stock, in accordance with the terms of the convertible debentures. However, the convertible debentures are the subject of litigation currently in process, and the issues related to the automatic conversion of the convertible debentures and other claims for damages remains the subject of the litigation.

During the first quarter, the Company suspended the operations of Vision 21 and is attempting to negotiate a sale of that subsidiary and its Vision 21's Travel Pros, Inc. subsidiary. The plan to divest these subsidiaries resulted from a decision to concentrate on the wholesale businesses of the Company.

The increase in accounts payable and accrued expenses resulted substantially from the Company's underlying carrier obligations associated with the wholesale international sales which, as of September 30, 1998 the Company has not paid (Part II, Item 1. Legal Proceedings). The increase in notes payable and accrued interest represents the amortization of debt discounts from previously issued convertible debentures.

The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

The successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's corporate infrastructure. Management believes that the Company can sustain operations only by the infusion of substantial amounts of financing. Inability to obtain such financing could force the Company to cease all business operations. There can be no assurances that such financing can be completed on terms favorable to the Company or at all, or that the Company will ever achieve profitable operations or be able to continue in business.

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

RBB/Khalifa Litigation. See Form 10-KSB filed April 15, 1998 for a complete discussion of this matter. On July 29, 1998, the court affirmed its November 20, 1997 order that the Company issue 2,496,761 shares of stock to the plaintiffs. The Company has instructed the transfer agent to issue the shares and the transfer agent has issued the shares. The terms of the convertible debentures provide that as of August 15, 1998, the balance of the notes automatically convert, including accrued and unpaid interest, into approximately 18.8 million shares of common stock,. However, the litigation continues in progress and the issues related to the automatic conversion of the convertible debentures and other claims for damages remain the subject of the litigation.

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

Southern Signatures Litigation.. There have been no new developments in this matter since the Company filed its Form 10-KSB on April 15, 1998, which contains a complete discussion of this matter.

Metropolitan Fiber Systems Litigation. Metropolitan filed a complaint claiming the principal sum of $88,547.16 on June 11, 1998 in the State Court of DeKalb County under Case No. 98A45706-5. The Company submitted an answer to the complaint on August 17, 1998.

Creative Network Litigation. Since the Company filed its Form 10-KSB on April 15, 1998 which contains a complete discussion of this matter. Creative has filed a motion for summary judgement which has been granted for the amount of $61,541 plus interest.

Interlynx Litigation. There have been no new developments in this matter since the Company filed its Form 10-KSB on April 15, 1998, which contains a complete discussion of this matter.

The Company is involved in an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd."K&S") with respect to a former agreement under which each party was to provide services to the other. The Company believes that Extelcom's claims are without substantial merit but due to the nature of the arbitration process, at the end of 1997 elected to increase its litigation reserves by an amount in excess of $1,000,000 for the potential liability claim by Extelcom. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. While the Company was prepared to petition the court in Miami Florida to vacate the award based on the grounds that it was erroneously entered, management believed that the award might not be overturned. Therefore, on November 6, 1998, the Company entered into a settlement agreement with K&S for $325,000, to be paid on or before December 15, 1998. If this payment is not promptly made, the $2.5 million Final Judgement will be entered.

Freed & Berman, P.C., Litigation. Freed & Berman filed a complaint claiming the sum of $37,562.91 on April 9, 1998 in the Superior Court of Fulton County under Case No. E-61447. The Company entered into a Consent Order on July 23, which provides for payments that the Company has not yet been able to make. The Plaintiffs are pursuing collection alternatives.

Silfen, Segal, Fryer & Shuster, P.C. Litigation. The Plaintiff, a professional corporation, filed a complaint claiming the sum of $4,826.13 on July 29, 1998 in the State Court of Fulton County, under case no. 98VS1427874. The Company submitted a timely response on September 23, 1998.

Programs Abroad-Travel Alternatives, Inc Litigation. The Plaintiff has filed a complaint against the company and others in State Court of Fulton County, Georgia on October 2, 1998 (Civil Action No 98VS145081F) claiming damages in the amount of $18,749.00. The Company submitted an answer to the complaint on November 9, 1998.

BT Office Products International Litigation. The Plaintiff has filed a complaint against the company in State Court of DeKalb County, Georgia on September 8, 1998 (Civil Action No 98A48500-2) alleging that certain monies are owed on account, being the amount of $2,722.78 plus interest. The Company filed an answer on October 26, 1998.

Boone Electric Litigation. The Plaintiff has filed a complaint against the company and others in State Court of Fulton County, Georgia on May 16, 1998 (Civil Action No 98V5140008C) alleging that certain monies are owed for services rendered and goods supplied in the amount of $1,454.00. The Company filed an answer on June 29, 1998.

Thomason Printing Company, Inc. Litigation. Judgement was granted against the Company on February 24, 1998, in the amount of $5,053.00 by the Fulton County Magistrate Court (Civil Action File No. 97M50060655). The Company has been served with post-judgement discovery.

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



                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                  (Registrant)



/s/ Roderick A. McClain
-----------------------------------------
Roderick A. McClain, President & CEO

Date: November 14, 1998



/s/ Herbert S. Perman
------------------------------------------
Herbert S. Perman, Chief Financial Officer

Date: November 14, 1998

Part II.          Other Information

Item 6.     Financial Data Schedule

            (27) Financial Data Schedule