Form 10KSB
period 1998-12-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1999-04-15
CIK 789562

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1998
                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED

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

             3490 Piedmont Road, Suite 600, Atlanta, Georgia 30305
         (Address of principal executive offices, including zip code)
          1121 Alderman drive - Suite 200, Alpharetta, Georgia 30202
                (Former address of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The number of shares outstanding of the issuer's common stock as of April 12, 1999, was 75,000,000 shares. The aggregate market value of the common stock (43,883,473 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.20) of the common stock as of April 12, 1999 was $8,776,695.

Transactional Small Business Disclosure Format (Check one):  Yes____  No  X
                                                                        ---

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

     In October, 1994, the Company licensed the nutritional division of the Company (its former business) and sold the Company's nutritional marketing company, Marketshare International, a wholly-owned subsidiary to L&M Group, L.C. ("L&M"), an unaffiliated third party. On January 31, 1995, the Company entered into a sales and license agreement with L&M pursuant to which L&M acquired the rights to the Company's nutritional products line for royalties from sales of the nutritional products based on a percentage of gross sales. In 1997, the Company received a total of approximately $35,000 in royalties, compared to a total of approximately $115,000 in royalties, including certain guaranteed minimum amounts, received in 1996. Since the culmination of these transactions, the Company has devoted all of its resources to its telecommunications business. In the first quarter of 1998, the Company entered into an agreement under which an unaffiliated third party has acquired all of the Company's interest in the nutritional products.

     THE BUSINESS PLAN

     The Company's Business Plan ("the Plan") for a Nationwide Telecommunications Business has failed due to problems associated with its switching platform and the lack of sufficient capital to implement the Plan. The Company currently has no revenues. The Plan is to concentrate the Company's marketing and sales efforts on its Carrier Services Businesses. Fulfillment of the Company's Plan requires the Company to obtain a significant portion of the financing that it believes will be essential to carry out its business plan. No assurance can be given that the Company will be able to procure such financing at terms acceptable to the Company or at all. See "Business - Management Team."

     The Company has spent considerable effort in the investigation of new technologies that may afford the Company an advantage in the marketplace. Management believes that these new technologies will play an important part in achieving and retaining market share, and the Company has formulated its plan accordingly.

     Following the company's decision to abandon deployment of its own switches, it repositioned its focus to developing or acquiring new technologies. To compliment this direction and take advantage of the company's expertise in carrier sales that it had developed as a facility based carrier; it entered into a series of international marketing agreements. The company had envisioned these sales being commenced in the fourth quarter of 1998 and the first quarter of 1999; however, the company is dependent on its carrier partners ability to perform. Both major agreements were subject to network delays. However, the company anticipates that traffic will be carried by mid-second quarter of 1999.

     The company entered into an agreement to act as the primary marketing arm of CyberAir Communications, Inc. ("Cyber"). Cyber is engaged in deploying an international network through a series of favorable contracts and alliances with various government agencies and global telecommunication companies. In the first stage, the company is scheduled to market U.S. origination of both voice and data long distance to Mexico, China, India and Pakistan. Cyber will be adding additional countries as contracts are finalized.

     The company also entered into a contract with Pangea Worldwide, Inc., to market both voice and data long distance to China. Pangea's underlying carrier suffered switch difficulty resulting in a complete restructure of their network in November of 1998. The company has been informed that the work is nearing completion and should anticipate the ability to have its customers begin network testing as early as May 15, 1999.

     The company also entered into a license agreement with Utility Communications, Inc., for its proprietary wireless technology. In order to facilitate this technology, it is necessary to deploy a set-top box to compliment the subscriber's television set. The company will need to capitalize the completion of the set-top box customization as well as inventory and marketing expenses. This product is dependent on the company's ability to raise the necessary capital.

     On February 2, 1999, announced today that it has entered into a preliminary agreement to acquire Bentley House Furniture Company ("BHFC"), a Philippine holding company with interests in: telecommunications; agricultural; mining; timber export; and furniture manufacturing. BHFC has net assets in excess of US$120,000,000. The company is making those assets available for the purpose of establishing the credit facilities necessary for the combined companies to realize their new joint business plan.

     BHFC has existing facilities for the milling and finishing of raw timber as well as a "state of the art" furniture facility, designed and financed with the assistance of Sumitomo Corporation, with whom BHFC has an international agreement. This factory is believed by the management of BHFC to be one of the largest and most modern furniture factories in the Philippines. BHFC equipment includes BACCI Italian shaping machines; high frequency microwave wood bending machines and Italian automated heated spray booths. The factory has a certified output capacity of 10,000 finished pieces per month. The company utilizes mahogany, teak and other hardwood timber from its plantations to supply hotels and resorts under construction with timber and interior furniture.

     When the transaction is complete, the combined company plans to form The Mindanao Telecommunications Company for the purpose of providing voice, data and video services, both conventionally and via the internet, to the major island of Mindanao, population in excess of 16,000,000. The exact time for the introduction of such service was not disclosed.

     BHFC is located in the "Trade Free Zone" in Mindanao's largest city, Davao, which is part of the BIMP-EAGA Borderless Trade Agreement between Brunei, Indonesia, Malaysia and the Philippines. Similar to NAFTA, BIMP-EAGA serves a combined population of over 400 million people.

     On March 29, the company closed its reverse merger with the delivery of 99.8% of Bentley House Furniture Company stock to the escrow attorney. GTMI has developed a schedule of resolutions for its present outstanding debts and lawsuits in anticipation of breaking escrow. Following breaking escrow, the name of the corporation will be changed to "Bentley House International Group and there will be requested a change in its symbol to "BHIG"

Operations, Contracts and Projects of BHFC, include:

  Joint ventures with contracts for construction of government employee homes. These include the National Police, Armed Forces of the Philippines and the Department of Interior and Local Government. Construction will commence during the second quarter of 1999. The Government has certified the issuance of US$14 million dollars in bonds to cover the first portion of the construction costs. The houses will be constructed on BHFC's properties, which are subdivided. Construction permits have been issued on over 20,000 housing lots.

  Contracts with San Antonio Housing Systems & Technology Inc. and Canadian Company, Monterey Corporation through their Philippine Corporation Integrated Philcan Inc.. Both companies build rapid construction modular housing, have factories in the Philippines, and are fully licensed and accredited with the Philippine Government.

  Pending contracts with hotels specifically being constructed for the 2000 Olympics. These are located in Tagayay, Manila, Redfern in Sydney, with other condo-tels and boutique hotels which are completed in Makati City are awaiting BHFC's New York Designer to submit final renderings and layouts.

THE COMPANY'S MANAGEMENT TEAM

     An important element of the Company's plan to expand its Telecommunications Business is its complement of skilled personnel. In addition to the Company's executive officers, as of March 31, 1999, the Company has identified and hired a group of skilled telecommunications business professionals. As part of its downsizing and restructuring, however, the Company has outsourced a number of functions and activities in its efforts to become profitable. See "Directors, Executive Officers, Promoters and Control Persons;

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

     Herbert S. Perman has served as Chief Financial Officer from 1995 through May 31, 1997 and was appointed as Director of the Company in 1995. From June 1, 1997, Mr. Perman served as Executive Vice President, and as of May 1, 1998, Mr. Perman once again assumed the position of Chief Financial Officer of the Company. Mr. Perman received a BS from the City College of New York and J.D. from Brooklyn Law School. From 1994 through October 1995, Mr. Perman was a consultant to the long distance and prepaid telephone industry. From 1989 to 1994, Mr. Perman was director of marketing for PDQ Notes, Inc. a medical software company. Mr. Perman was licensed as a certified public accountant and attorney in the state of New York but is not active as either.

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

     EMPLOYEES

     As of March 31, 1999, the Company had 6 full time employees, including four executive personnel. See "Business - Management Team" and "Management's Discussion and Analysis or Plan of Operation."

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


     GOVERNMENT REGULATION

     The Company intends to provide telecommunications services subject to the rules and regulation of both state and federal regulatory agencies. Interstate telecommunications services are governed by the rules and regulations of the FCC, while intrastate telecommunications services (or services provided within a state's geographic boundaries) are governed by the particular state regulatory authorities having jurisdiction within that state.

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

     Impaired Financial Condition. Although the Company was formed in 1984, it has many of the characteristics of a development stage company, currently has no revenues, and is subject to all of the risks inherent in the establishment of new businesses. The Company has generated only losses from operations since the beginning of 1995. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the operation of a new business. Revenues generated from the Company's operations are not adequate to meet the Company's operating expenses. The Company has generated significant. The Company has current significant liabilities and is involved in various matters of litigation (See Part 3 - "Litigation"). The Company also has liabilities of more than $600,000 to the Internal Revenue Service for undeposited payroll withholding taxes with respect to which it hopes to negotiate an acceptable payment schedule. The Company also has a contingent liability to IEX which could require it to return $350,000 to IEX. On March 10, 1999, the Company entered into a settlement agreement with IEX to cancel all amounts due IEX by payment of five monthly installments of $10,000, beginning April 15, 1999. There can be no assurances that the Company will ever achieve profitable operations.

     The recovery of the Company's assets is dependent upon future events, the outcome of which is undeterminable, and that the successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's corporate infrastructure. There can be no assurances that such a financing can be completed on terms favorable to the Company or at all, or that the business of the Company will ever achieve profitable operations.

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

     Strong Competition. The telecommunications industry is characterized by strong competition from companies of all sizes and capacities for technological and marketing innovation. Most of the Company's competitors have more significant operating histories, larger and more varied customer bases, better known names in the marketplace, greater technical resources, longer relationships with licensed Carriers and far better financial resources. The Company will endeavor to identify or create niches in the marketplace where its combination of packages of communications services, marketing techniques and careful selection of areas in which to make capital investments. Even if the Company were able to carve out a modest market by the above described means, of which no assurance can be given, larger competitors might adapt the Company's ideas and sell the same services at lower prices than those of the Company, with the effect that the Company's own market might disappear.

     Ability to Manage New Businesses. All of the Company's businesses are new. With respect to the Telecommunications Business, the Company is currently only a reseller of another Carrier's services. The Carrier Sales Business was started in January 1997. The ability of the Company to generate revenue in 1999 and future years, depends on its ability to manage its new businesses, each with its own problems of growth, management, response to technical changes, pressures of competition, need for financing and recruitment and retention and key personnel. No assurance can be given that the management of the Company will be capable of handling the many problems and issues attendant to the operation and projected growth of such businesses. See "Business."

     Dependence on Key Personnel. The Company is dependent upon the skills of its management team. There is strong competition for qualified personnel in the telecommunications industry, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the Company's business. As of March 31, 1999, the Company is dependent for its success on certain key executive officers, especially Roderick McClain. The loss of the services of Roderick McClain would have an immediate adverse material effect on the business of the Company. There can be no assurances that the Company will be able to retain its existing key personnel or to attract additional qualified personnel. The Company does not have key-man life insurance on any employees of the Company. See "Business - the Company's Management Team" and "Management."

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

  Certain Registration Rights. The Company has entered into various agreements pursuant to which certain holders of the Company's outstanding Common Stock have been granted the right, under various circumstances, to have Common Stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by the Company. Of the issued and outstanding Common Stock as of April 12, 1999, a total of 2,389,932 shares may be the subject of future registration statements pursuant to the terms of such agreements. In addition, as of April 12, 1999, there are warrants to acquire 7,025,767 shares of Common Stock which may be exercised through January 31, 2000, and which carry certain piggyback registration rights. Any such registration statement may have a material adverse effect on the market price for the Company's Common Stock resulting from the increased number of free trading shares of Common Stock in the market. There can be no assurances that such registration rights will not be enforced or that the enforcement of such registration rights will not have a material adverse effect on the market price for the Common Stock.

  Lack of Dividends on Common Stock. The Company has paid no dividends on its Common Stock as of March 31, 1999 and there are no plans for paying dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the expansion of the Company's business.

  Shares Eligible for Future Sale; Issuance of Additional Shares. Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. As of April 12, 1999, 2,389,932 shares may be the subject of future registration statements pursuant to the terms of certain agreements between the Company and certain of its stockholders. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Articles of Incorporation, the Company has the authority to issue additional shares of

Common Stock. The issuance of such shares could result in the dilution of the voting power of the currently issued and outstanding Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTIES.

     The Company has a month to month operating lease at 3490 Piedmont Road, Suite 600, Atlanta, Georgia for office space containing the Company's executive offices. This lease is with an unaffiliated third party. The monthly rental is $7,006.


ITEM 3.  LEGAL PROCEEDINGS.

Walsh Litigation.  On June 11, 1996, a complaint was filed against the Company
----------------
by John Walsh, a former employee in the Superior Court of Fulton County, Georgia (Civil Action No. E494660), alleging certain claims and seeking compensation in the form of common shares of the Company's common stock pursuant to an employment agreement between the Company and the former employee. The Company has further filed a counter-claim against the former employee, alleging breach of contract, breach of fiduciary responsibility under the terms of the aforementioned agreement as well as action for tortious interference with employment relations, violations of trade secrets and fraudulent transfer of assets.

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

CAM-NET Litigation.  On February 20, 1997, a complaint was filed by CAM-NET
------------------
Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses.

  Although the Company was successful in reaching a compromise settlement of this action, its inability to make payment of the settlement amount in January 1998 resulted in a summary judgement against the Company for $250,000.

RBB Bank-Khalifa Litigation.  On or about July 30 and August 28, 1996, the
---------------------------
Company issued the aggregate par principal amount of $6,683,333 of certain 3% Convertible Debentures, due August 15, 1998 (the "Debentures"), as follows: (i) RBB Bank Aktiengesselschaft ("RBB Bank") ($4,000,000), (ii) Mohammed Ghaus Khalifa ("Khalifa") ($1,333,333), and (iii) Canadian Imperial Bank of Commerce. ("CIBC") ($1,350,000) (collectively, the "Debentureholders"). The Company received cash from the Debentureholders in the aggregate amount of approximately $5,012,500, or 75% of the par principal amount of the Debentures. The Debentures were issued in reliance on an exemption from registration pursuant to Regulation S under the Securities Act.

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

On November 20, 1997, the District Court, among other things, granted plaintiffs' motion for partial summary judgement with respect to its request for specific performance, ordered that the Company issue shares of stock to plaintiffs in accordance with the Subscription Agreement, dismissed the Company's counterclaims for fraud and breach of contract and denied plaintiffs' request for a preliminary injunction as moot. The Company promptly filed a motion for reconsideration and the District Court denied that motion on January 5, 1998. The Company then filed a Notice of Appeal with the Eleventh Circuit Court of Appeals. The appeal was dismissed as premature and by motion dated March 19, 1998, the Company has asked that the District Court, pursuant to Rule 54(b) of the Federal Rules of Civil Procedure, enter a final judgement with respect to plaintiffs' claim for specific performance and, in such judgement, make an express determination that there is no just reason for the delay so that an appeal might be perfected. The plaintiffs have opposed this motion. A pre-trial brief has been filed with respect to the remaining claims of the plaintiffs.

On July 29, 1998, the court affirmed its November 20, 1997 order that the Company issue 2,496,761 shares of stock to the plaintiffs. The Company instructed the transfer agent to issue the shares and the transfer agent has issued the shares. The terms of the convertible debentures provide that as of August 15, 1998, the balance of the notes automatically convert, including accrued and unpaid interest, into approximately 18.8 million shares of common stock,. However, the litigation continues in progress and the issues related to the automatic conversion of the convertible debentures and other claims for damages remain the subject of the litigation. Plaintiffs have recently sought an order from the court requiring the issuance of an unstated amount of shares pursuant to the conversion of certain of the debentures. This matter remains pending before the court, and the eventual outcome is uncertain.

Trident Litigation.  On October 8, l997, the Company filed a complaint in the
------------------
Superior Court of Fulton County, State of Georgia (Civil Action #E-62102) against Trident Communications Corp., Wail H. Alkhatib and Daniel G. Kuttab (collectively, "Trident") alleging breach of contract, both oral and written, fraud, unjust enrichment, and detrimental reliance among its counts. Within this suit, the Company is requesting return of certain shares issued to Trident in conjunction with a certain Resale Debit Card Agreement as well as $10 million as payment for services rendered to Trident but not paid for. While no assurances can be given, the Company anticipates that a favorable resolution will be reached in this litigation.

As of March 1, 1999, the Company has entered into discussions with Trident in an effort to settle the litigation. No assurances can given at this time that any settlement will be reached.

WorldCom/WilTel Litigation.  On August 29, 1997, a complaint was filed against
--------------------------
the Company by WorldCom Network Services, Inc. d/b/a WilTel in the State Court of Dekalb County, Georgia (Action No. 97A-36948-3) seeking recovery of approximately $6 million for payment of services rendered as well as fees for attorneys and court costs. This suit was amended to reflect an amount of $7.5 million. On October 2, l997, the Company filed its answer and believes that this amount is incorrect due to apparent significant overbillings by WorldCom and disputed amounts with its former customer, Trident Communications Corp. While no assurances can be given, Management intends to vigorously defend this action.

On February 5, 1999, the Company entered into a mediation with the intent to settle all the issues. The Company has proposed a settlement of all issues remaining in this case. Trial on the merits of this case has been postponed and not yet rescheduled.

Southern Signatures Litigation.  On January 9, 1998, a complaint was filed
------------------------------
against the Company by the Creative Network, Inc. in the State Court of Dekalb County, Georgia (Civil Action 98A40942-0) alleging that the plaintiff had furnished certain printing services to the Company on account, and alleging a default in payment for such services. Plaintiff seeks the principal sum of $211,383.31 pre-judgement interest and late charges, post-judgement interest, court costs and attorney's fees. On March 6, 1998, the Company filed an Answer alleging as defenses, among other things, that there was improper billing, estoppel, waiver and setoff and seeking an accounting. There have been no new developments in this matter.

The Creative Network, Inc. Litigation.  On February 27, 1998, a complaint was
-------------------------------------
filed against the Company by The Creative Network, Inc. ("Creative") in the State Court of Dekalb County, Georgia (Civil Action No. 98A4211-1), alleging that certain monies are owed on account, being the amount of $61,561.47. The Company filed an answer to this complaint on March 26, 1998, and filed its first responses to the plaintiff's first discovery requests on April 9, 1998.

Creative has filed a motion for summary judgement which has been granted for the amount of $61,541 plus interest.

Metropolitan Fiber Systems Litigation.  Metropolitan filed a complaint claiming
-------------------------------------
the principal sum of $88,547.16 on June 11, 1998 in the State Court of DeKalb County under Case No. 98A45706-5. The Company submitted an answer to the complaint on August 17, 1998.


K&S International Communications, Ltd Arbitration.  The Company is involved in
-------------------------------------------------
an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd."K&S") with respect to a former agreement under which each party was to provide services to the other. The Company believes that Extelcom's claims are without substantial merit but due to the nature of the arbitration process, at the end of 1997 elected to increase its litigation reserves by an amount in excess of $1,000,000 for the potential liability claim by Extelcom. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. While the Company was prepared to petition the court in Miami Florida to vacate the award based on the grounds that it was erroneously entered, management believed that the award might not be overturned. Therefore, on April 1, 1999 the Company entered into a settlement agreement with K&S for $325,000, to be paid in 13 installments of $25,000, beginning May 1, 1999. If these payments are not promptly made, the $2.5 million Final Judgement will be reinstated.

Freed & Berman, P.C.,  Litigation. Freed & Berman  filed a complaint claiming
---------------------------------
the sum of $37,562.91 on April 9, 1998 in the Superior Court of Fulton County under Case No. E-61447. The Company entered into a Consent Order on July 23, which provides for payments that the Company has not yet been able to make. The Plaintiffs are pursuing collection alternatives.

Silfen, Segal, Fryer & Shuster, P.C. Litigation. The Plaintiff, a professional
-----------------------------------------------
corporation, filed a complaint claiming the sum of $4,826.13 on July 29, 1998 in the State Court of Fulton County, under case no. 98VS1427874. The Plaintiff entered a consent judgement in the amount of $5,052.70, on March 2, 1999.

Programs Abroad-Travel Alternatives, Inc Litigation. The Plaintiff has filed a
---------------------------------------------------
complaint against the company and others in State Court of Fulton County, Georgia on October 2, 1998 (Civil Action No 98VS145081F) claiming damages in the amount of $18,749.00. The Company submitted an answer to the complaint on November 9, 1998.

BT Office Products International Litigation. The Plaintiff has filed a complaint
-------------------------------------------
against the company in State Court of DeKalb County, Georgia on September 8, 1998 (Civil Action No 98A48500-2) alleging that certain monies are owed on account, being the amount of $2,722.78 plus interest. The Company filed an answer on October 26, 1998.

Boone Electric Litigation. The Plaintiff has filed a complaint against the
-------------------------
company and others in State Court of Fulton County, Georgia on May 16, 1998 (Civil Action No

98V5140008C) alleging that certain monies are owed for services rendered and goods supplied in the amount of $1,454.00. The Company filed an answer on June 29, 1998.

Thomason Printing Company, Inc. Litigation. Judgement was granted against the
------------------------------------------
Company on February 24, 1998, in the amount of $5,053.00 by the Fulton County Magistrate Court (Civil Action File No. 97M50060655). The Company has been served with post-judgement discovery.

ESKCO, INC. Litigation. Judgement was granted against the in the amount of
----------------------
$10,000.00 by the State Court of Fulton County (Civil Action File No. 98-VS-142534D). The Company has been served with post-judgement discovery.

Boise Cascade Office Products, Inc. Litigation. Judgement was granted against
----------------------------------------------
the Company during February 1999, in the amount of $4,360.59 by the State Court of Dekalb County (Civil Action File No. 98-A-46730-4).

Absolute Packaging Needs  Litigation. The Plaintiff has filed a complaint
------------------------------------
against the Company on January 13, 1999, in the amount of $2,624.32 in the Magistrate Court of Dekalb County (Civil Action File No. 99M065249). The case is scheduled for March 17, 1999.

Xpresso Internet Group Litigation.  The Plaintiff has filed a complaint against
---------------------------------
the Company on June 5, 1998 in the amount of $2,450.00 in the District Court, State of Rhode Island, Newport, (civil action file no. 98-470)

Lindsey, Bradley & maloy Litigation.   Judgement was granted against the Company
-----------------------------------
on October 12, 1998 in the amount of $34,568.59 by the Circuit Court for Hamilton County, Tennessee (civil action 98C1263) and domesticated in Georgia on December 6, 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There have not been any matters submitted to a vote of Security Holders.


  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of April 12, 1999, the authorized capital stock of the Company consisted of 75,000,000 shares of common stock, par value $0.004 per share (the "Common Stock") and 10,000,000 shares of preferred stock, par value $0.004 per share (the "Preferred Stock"). As of April 12, 1999, there were issued and outstanding 75,000,000 shares of Common Stock options and warrants to purchase 7,025,767 shares of Common Stock at prices ranging from $0.10 to $2.50.

     The Company's Common Stock has been listed for trading in the Over-The-Counter Bulletin Board ("OTCB") market since July, 1995 and is quoted on the OTCB or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "GTMI." The number of shares of Common Stock issued and outstanding as of April 12, 1999, was approximately 75,000,000. The bid and asked sales prices of the Common Stock, as traded in the OTCB market, on April 12, 1999, were approximately $ 0.19 and $0.205, respectively. The quarterly range of high and low bid prices for the past two years were as follows:



                                   Bid Prices             Asked Prices
                                High        Low         High         Low


Year Ended December 31, 1997
 1st Quarter                    0.938     0.625         0.969      0.453
 2nd Quarter                    1.156     0.469         1.219      0.500
 3rd Quarter                    0.750     0.370         0 781      0.400
 4th Quarter                    0.625     0.380         0.656      0.410

Year Ended December 31, 1998

 1st Quarter                    0.290     0.070         0.380      0.080
 2nd Quarter                    0.720     0.300         0.730      0.310
 3rd Quarter                    0.455     0.125         0.465      0.130
 4th Quarter                    0.380     0.125         0.390      0.133

Quarter Ended March 31, 1999

 1st Quarter                    0.365     0.125         0.375      0.130


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

     The transfer agent for the Company is American Stock Transfer and Trust Company.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company is not submitting financial statements with this filing. When the financial statements are prepared and filed, the Company will include submission of Management's discussion and analysis or plan of operation

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements required by this Item 7 are not being submitted with this filing. When the financial statements are prepared and filed, the Company will include submission of Management's discussion and analysis or plan of operation


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Name                            Position                         Age
----                            --------                         ---

Roderick A. McClain    Chairman of the Board of                   51
                       Directors, Chief Executive
                       Officer and President

Geoffrey F. McClain    Senior Vice President                      55
                       and Director

Herbert S. Perman      Chief Financial Officer                    61
                       and Director

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

     Herbert S. Perman has served as Chief Financial Officer from 1995 through May 31, 1997 and was appointed as Director of the Company in 1995. From June 1, 1997, Mr. Perman served as Executive Vice President, and as of May 1, 1998, Mr. Perman once again assumed the position of Chief Financial Officer of the Company. Mr. Perman received a BS from the City College of New York and J.D. from Brooklyn Law School. From 1994 through October 1995, Mr. Perman was a consultant to the long distance and prepaid telephone industry. From 1989 to 1994, Mr. Perman was director of marketing for PDQ Notes, Inc. a medical software company. Mr. Perman was licensed as a certified public accountant and attorney in the state of New York but is not active as either.

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

     The Company entered into an employment agreement with Herbert S. Perman ("Perman"), dated October 1, 1995, amended February 1, 1996 and amended October 22, 1998. Pursuant to the Perman Agreement, which expires on December 31, 2000, Perman is employed as the Company's Chief Financial Officer and is compensated with an annual salary, as of October 22, 1998, of $115,000, a one-time grant of 150,000 shares of the Company's Common Stock and a one-time grant of options to acquire 50,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. Mr. Perman's options for the 50,000 shares expired in 1997.
In addition, Mr. Perman shares in the Company's Executive Stock Bonus Plan, which provides for the issuance of shares of Common Stock upon increase of gross monthly revenues over a base of $450,000. On March 3, 1998, the Board of Directors granted Mr. Perman options to acquire 350,000 at an exercise price of $0.10 per share. These options expire on March 31, 2000.

     The Company entered into an employment agreement with Geoffrey McClain, dated May 25, 1995, amended February 1, 1996, amended February 1, 1997 and amended October 22, 1998. Pursuant to the Geoffrey McClain Agreement, which expires December 31, 2000, Geoffrey McClain is employed as the Company's Senior Vice-President and is compensated with an annual salary, as of February 1, 1997, of $98,000. In addition, Geoffrey McClain shares in the Company's Executive Stock Bonus Plan, which provides for the issuance of shares of Common Stock upon increase of gross monthly revenues over a base of $450,000. On March 3, 1998, the Board of Directors granted Geoffrey McClain options to acquire 750,000 at an exercise price of $0.10 per share. These options expire on March 31, 2000.


Summary Compensation Table.
--------------------------

     The following table sets forth certain information concerning compensation of certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December, 1998 and 1997:


                          Summary Compensation Table

------------------------------------------------------------------------------------------------------------------

(a)                     (b)      (c)        (d)     (e)            (f)          (g)           (h)          (I)
Name and                                            Other         Restricted    Securities    LTIP       All Other
Principal               Year    Salary     Bonus    Compen-       Awards        Options/      Payouts     Compen-
Position                          ($)       ($)     sation        ($)           SARs (#)       ($)       sation ($)
Roderick A. McClain     1998   151,250      0         0            0             0              0           0
CEO

Roderick A. McClain     1997   137,000      0         0            0             0              0           0
CEO

Option/SAR Grants Table During Last Fiscal Year.
-----------------------------------------------

     No options or SARs were granted to the named executives in 1998.

Option Repricings
-----------------

     The following table sets forth certain information with respect to the repricing during 1997 of stock options previously granted to the named
Executives:

                                                                                               Length of
                            Securities         Market Price                                    Option Term
                            Underlying Number  of Stock         Exercise Price                 Remaining on
                            of Options/SARs    at Time of       at Time of       New           Date of
                            Repriced or        Repricing or     Repricing or     Exercise      Repricing or
Name             Date       Amended (#)        Amendment ($)    Amendment ($)    Price ($)     Amendment
-----------------------------------------------------------------------------------------------------------------
R.A. McClain    3/3/98      1,600,000          $  0.075         $  0.41          $  0.10       8 years

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of April 12, 1999, the Company had issued and outstanding 75,000,000 shares of Common Stock. The following table reflects, as of April 12, 1999, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each current executive officer named in the summary compensation table in this Form 10-KSB, (c) each person known by the Company to be a beneficial owner of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

Name and Address of Beneficial Owner       Number of Shares      Percent
------------------------------------       ----------------      -------

Roderick A. McClain 1,2                      2,690,568             3.59

Allyson Rodriguez 1,2                        2,690,568             3.59

Geoffrey F. McClain 1,5                      1,030,820             1.37

Herbert S. Perman 1,6                          500,000             0.67

Bentley House Furniture Company, Inc.       29,595,139            39.46

RBB Bank Aktiengesellschaft 3               10,543,210            14.06

All Directors and Officers as a Group 4      4,221,388             5.63

_____________________________________

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

(1) The address for each of these persons is the Company's principal executive office, located at 3490 Piedmont Road, Suite 600, Atlanta, Georgia 30305.

(2) Mr. Roderick McClain and Ms. Rodriguez are husband and wife. Includes spouse's shares (1,090,568) and options to acquire 1,600,000 shares of Common Stock pursuant to Mr. McClain's employment agreement with the Company.

(3) Includes up to 10,543,210 shares of Common Stock which may be convertible, as of April 12, 1999, from $3,416,000 par principal amount of 3% Convertible Debentures, issued in the name of RBB Bank Aktiengellschaft. The address for RBB Bank Aktiengesellschaft provided to the Company is Burgring 16, 8010 Groz, Austria. See "Legal Proceedings - RBB Bank-Khalifa Litigation."

(4) Includes 1,521,388 shares of Common Stock and options to purchase up to 2,700,000 shares of Common Stock.

(5) Includes options to acquire 750,000 shares of Common Stock pursuant to Board of Directors action on March 3, 1998.

(6) Includes options to acquire 350,000 shares of Common Stock pursuant to Board of Directors action on March 3, 1998.

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

     On December 31, 1997, open account advances made by the Company to Roderick McClain totaled $226,386.. Effective December 31, 1997, Roderick A. McClain executed a demand promissory note, bearing interest at eight percent per annum for such amount. During 1998, the Company accrued interest increasing the amount to $244,497. Management of the Company believes that the ability of Roderick McClain to repay this obligation depends on the financial success of the Company itself. No assurance can be given that such obligation will ever be repaid to the Company.

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


PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

A.  Financial Statements

     The financial statements required by this Item 13 are not being submitted with this filing. When the financial statements are prepared and filed, the Company will include submission of Management's discussion and analysis or plan of operation

B.   Reports on Form 8-K

     None

C.   Other Exhibits

     None.

27   Financial Data Schedule.

     The financial statements and the financial data schedule are not being submitted with this filing. When the financial statements are prepared and filed, the Company will include submission of Management's discussion and analysis or plan of operation


INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

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

     Certain documents listed above as exhibits to this Report on Form 10-KSB are incorporated by reference from other documents previously filed by the Company with the Commission as follows:

          Previous Filing                       Exhibit Number
     Incorporated by Reference                  in Form 10-KSB

    1. Quarterly Reports on Form 10-QSB              10.2
       for the quarters ended March 31, 1998,
       June 30, 1998, and September 30, 1998

    2. Current Reports on Form 8-K                   10.3
       dated as of February 19, 1998

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April  15, 1999                  GLOBAL TELEMEDIA
                                        INTERNATIONAL, INC.


                                        By:  /s/ Roderick A. McClain
                                             -----------------------

                                             Roderick A. McClain
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                        GLOBAL TELEMEDIA
                                        INTERNATIONAL, INC.

Dated: April 15, 1999                   By:  /s/ Roderick A. McClain
                                        ----------------------------
                                        Roderick A. McClain
                                        Chief Executive Officer and
                                        Director


Dated: April 15, 1999                   By:  /s/ Geoffrey F. McClain
                                        ----------------------------
                                        Geoffrey F. McClain
                                        Senior Vice-President and
                                        Director

Dated: April 15, 1999                   By:  /s/ Herbert S. Perman
                                        ---------------------------
                                        Herbert S. Perman
                                        Chief Financial Officer and
                                        Director