Form 10QSB
period 1999-03-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1999-05-20
CIK 789562

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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
Yes  X  No
   ----   ----

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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date 75,000,000 Common Stock as of May 17, 1999

     Transitional Small Business Disclosure Format (Check One):  Yes      No  X
                                                                    ---      ---

                      Global Telemedia International, Inc.
                                and Subsidiaries
                        Quarterly Report on Form 10-QSB
                        For Quarter Ended March 31, 1999


                                     INDEX

Consolidated Balance Sheet as of  March 31, 1999 .......................    1

Consolidated Income Statements for the Three
     Months ended March 31, 1999 and March 31, 1998  ...................    2

Consolidated Statements of Cash Flows for the Three
     Months ended March 31, 1999 and March 31, 1998 ....................    3

Consolidated Statements of Shareholders' Equity for the
     Three Months ended March 31, 1999 .................................    4

Notes to Consolidated Financial Statements .............................    5

Part I - Item 2. Management's Discussion and Analysis of Financial Condition, Liquidity and Capital Resources, and
          Results of Operations ........................................   12

Part II - Item 1. Legal Proceedings.....................................   15

Part II - Item 4. Submission of Matters to a Vote of Security Holders...   18

Part II - Item 6. Exhibits..............................................   18

Signatures..............................................................   19

                         Global Telemedia International, Inc.
                                   and Subsidiaries
                              Consolidated Balance Sheet


                                     (Unaudited)

                                                                                  March 31, 1999
                                                                                  --------------
                                        ASSETS
                                        ------
Current Assets

             Accounts receivable, net of Allowance of $7,039,478                   $      34,978
             Other current assets                                                        445,022
                                                                                   -------------
                          Total Current Assets                                           480,000

Property and equipment, net of accumulated depreciation of $44,825                        28,844
                                                                                   -------------
                                                                                          28,844
                                                                                   -------------
Total Assets                                                                       $     508,844
                                                                                   =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
                   -----------------------------------------------

Current Liabilities
             Overdraft                                                             $      98,620
             Accounts payable                                                         12,827,462
             Accrued expenses                                                          1,200,393
             Current portion of Capital Lease Obligation                                  12,790
             Long-Term Capital Lease Obligation, net of current portion                   16,310
                                                                                   -------------
                          Total Liabilities                                           19,406,074

Stockholders' Equity Deficiency
             Common stock, $.004 par value, authorized 75,000,000 shares;                175,089
                issued and outstanding 37,086,965
             Additional paid-in capital                                                8,550,690
             Accumulated deficit                                                     (27,623,009)
                                                                                   -------------
                          Total Stockholders' Equity Deficiency                      (18,897,230)
                                                                                   -------------
Total Liability and Stockholders' Equity Deficiency                                $     508,844
                                                                                   =============


The accompanying notes are an integral part of these consolidated financial statements.


                     Global Telemedia International, Inc.
                               and Subsidiaries
                         Consolidated Income Statement
                                  (Unaudited)

                                                                                        Three Months ended
                                                                                             March 31
                                                                                   1999                    1998
                                                                                   ----                    ----
TOTAL REVENUES:                                                               $      -               $        4,279
                                                                              ----------             --------------

OPERATING EXPENSES:
             Communication and Marketing Services                                    -                        5,395
             Selling, General and Administrative                                 471,798                    626,857
                                                                              ----------             --------------

                          Total Operating Expenses                               471,798                    632,252
                                                                              ----------             --------------
                                                                                                          1,259,109
                                                                                                     --------------
                          Operating (Loss)                                      (471,798)                  (627,973)
                                                                              ----------             --------------

OTHER INCOME (EXPENSES):
             Interest Expense                                                    (62,747)                   (49,586)
             Other Income (Note 5)                                                   -                       10,000
                                                                              ----------             --------------

NET LOSS                                                                      $ (534,545)            $     (667,559)
                                                                              ==========             ==============

NET LOSS PER SHARE                                                            $    (0.01)            $         0.03
                                                                              ==========             ==============

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING                                                          44,079,184                 24,262,338
                                                                              ==========             ==============



The accompanying notes are an integral part of these consolidated financial statements.



                                  Global Telemedia International, Inc.
                                           and Subsidiaries
                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                           Three Months ended
                                                                                March 31
                                                                       1999                    1998
                                                                       ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                          $ (534,545)              $ (667,559)
                                                                    ----------               ----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
             Depreciation and amortization                               3,695                  222,683
             Bad Debt                                                    5,000
             Stock issued for services                                  39,000                  642,015
             Changes in assets and liabilities:
             Loss on sale of equipment
             Decrease (increase) in:
             Receivables                                               (30,000)                 (40,000)
             Other current assets                                                                (1,850)
             Increase (decrease) in:
             Notes payable                                            (850,000)
             Accounts payable and accrued expenses                     396,189                 (141,009)
                                                                    ----------                ---------

             Total adjustments                                        (436,115)                 681,839
                                                                   -----------                ---------

Net cash used by operating activities                                 (970,660)                  14,280
                                                                   -----------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES
             Proceeds from sale of property and equipment                    -                       -
             Acquisition of property and equipment                           -                       -
                                                                             -                       -
Net cash used in investing activities                                        -                       -
                                                                             -                       -

CASH FLOWS FROM FINANCING ACTIVITIES
             Payments on notes payable                                       -                  (13,000)
             Shares issued in settlement of liabilities                916,160                   31,539
             Increase in stock subscription receivable                       -                 (209,889)
             Proceeds from issuance of common stock                     54,500                  242,500
                                                                    ----------                ---------

Net Cash Provided by Financing Activities                              970,660                   51,150
                                                                    ----------                ---------

Net Increase in Cash                                                        (0)                  65,430

Cash at Beginning of  Period                                                 -                        -
                                                                             -                        -

Cash at End of Period                                               $        -                $  65,430
                                                                    ----------                ---------

  The accompanying notes are an integral part of these consolidated financial statements

                                 Global Telemedia International, Inc.
                                           and Subsidiaries
                           Consolidated Statement of Shareholders' Equity
                                 Global Telemedia International, Inc.
                                          and Subsidiaries
                           Consolidated Statement of Shareholders' Equity
                                          March 31, 1999
                                          (Unaudited)

                                                                          Additional                                 Total
                                           Common Stock Issued             Paid-in                               Shareholders'
                                         Shares           Par Value        Capital           Deficit                 Equity
                                        ---------------------------------------------------------------------------------------
Balance, December 31, 1998                     41,792,740    $ 160,641      $ 7,555,478     $ (27,088,464)       $ (19,372,345)
Shares Issued to Consultants                      268,168        1,073           37,927               -                 39,000
Sale of Stock                                     533,333        2,133           52,367               -                 54,500
Conversion of Note Payable                      2,810,620       11,242          904,918               -                916,160
Net Loss                                              -            -                -            (534,547)            (534,547)
                                        ---------------------------------------------------------------------------------------

Balance, March 31, 1999                        45,404,861    $ 175,089      $ 8,550,690     $ (27,623,011)       $ (18,897,232)
                                        =======================================================================================




The accompanying notes are an integral part of these consolidated financial statements


                      Global Telemedia International, Inc.
                                and Subsidiaries
                   Notes to Consolidated Financial Statements
                              as of March 31, 1999
                                  (Unaudited)

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1997, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10-KSB for the year ended December 31, 1997 and December 31, 1998. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods presented.

The periods presented are the three months ended March 31, 1999 and 1998, respectively. Certain reclassifications have been made to the financial statements for prior periods to conform to the current year presentation. These reclassifications have no effect on the net income for any of the periods.

2. Notes Payable

Notes payable consist of the following at March 31, 1999


Current:
   Various demand notes, interest rates 7% -12%...............  $  584,500
   Floating rate convertible debentures, due August 15, 1998..   4,416,000
   Floating rate notes, due on demand.........................     250,000
                                                                ----------
                                                                $5,250,500
                                                                ==========

3.  Fair Value of Financial Instruments

Significant financial instruments consist of accounts payable, notes payable, or accrued expenses that are either demand or due through 1999. The Company does not currently have the funds required to settle these amounts. As a result, the Company is unable to estimate the timing and ultimate form of the settlement of these liabilities. It believes that if the current holders were to sell such instruments to other parties, the sales price would be substantially less than the carrying value.

4. Commitments and Litigation

The Company has employment agreements with certain officers and key employees, which expire at various times through 2007.

Walsh Litigation. See Form 10-KSB filed April 15, 1999 for a complete discussion
----------------
of this matter. The Company proposed a settlement to the plaintiff. As of July 7, 1998, the Company entered into a settlement agreement for $120,000 payable in 6 equal monthly installments beginning July 7, 1998. The August payment was due and payable by August 13, 1998. The failure to make this payment resulted in a $330,000 judgement, and delivery by the escrow agent of 250,000 shares of GTMI common stock, as security for the judgement, in accordance with the consent order.

As of May 19, 1999, the Company entered into a settlement agreement for $270,833.29 payable in 13 equal monthly installments beginning May 27, 1999, and the first day of each month thereafter beginning June 1, 1999.

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

RBB/Khalifa Litigation. See Form 10-KSB filed April 15, 1999 for a complete
----------------------
discussion of this matter. On July 29, 1998, the court affirmed its November 20, 1997 order that the Company issue 2,496,761 shares of stock to the plaintiffs. The Company has instructed the transfer agent to issue the shares and the transfer agent has issued the shares. The terms of the convertible debentures provide that as of August 15, 1998, the balance of the notes automatically convert, including accrued and unpaid interest, into approximately 13.6 million shares of common stock,. However, the litigation continues in progress and the issues related to the automatic conversion of the convertible debentures and other claims for damages remain the subject of the litigation.

Trident Litigation.  See Form 10-KSB filed April 15, 1999 for a complete
------------------
discussion of this matter. As of March 1, 1999, the Company has entered into discussions with Trident in an effort to settle the litigation. No assurances can given at this time that any settlement will be reached. Discovery in this case is proceeding.

WorldCom Litigation. See Form 10-KSB filed April 15, 1999 for a complete
-------------------
discussion of this matter. Trial on the merits of this case has been postponed and not yet rescheduled. The Company has proposed a settlement of all issues remaining in this case.

On February 5, 1999, the Company entered into a mediation with the intent to settle all the issues. The Company has proposed a settlement of all issues remaining in this case. Trial on the merits of this case has been postponed and not yet rescheduled.

Southern Signatures Litigation.  There have been no new developments in this
------------------------------
matter since the Company filed its Form 10-KSB on April 15, 1999, which contains a complete discussion of this matter.

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

Metropolitan Fiber Systems Litigation.  Metropolitan filed a complaint claiming
-------------------------------------
the principal sum of $88,547.16 on June 11, 1998 in the State Court of DeKalb County under Case No. 98A45706-5. The Company submitted an answer to the complaint on August 17, 1998. The matter has been set down on the April 6, 1999 trial calendar. There is a motion to compel further and better responses to plaintiff's discovery pending a settlement proposal which has been communicated to Plaintiff's attorneys and a response is awaited. The amount offered in settlement is $10,000.00.


K&S International Communications, Ltd. Arbitration  The Company is involved in
--------------------------------------------------
an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd."K&S") with respect to a former agreement under which each party was to provide services to the other. The Company believed that Extelcom's claims were without substantial merit. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. While the Company was prepared to petition the court in Miami Florida to vacate the award based on the grounds that it was erroneously entered, management believed that the award might not be overturned. Therefore, on April 1, 1999, the Company entered into a settlement agreement with K&S for $325,000, to be paid in 13 installments of $25,000, beginning May 1, 1999, with a thirty day grace period. If these payments are not promptly made, the $2.5 million Final Judgement will be entered.

Freed & Berman, P.C.,  Litigation. Freed & Berman  filed a complaint claiming
---------------------------------
the sum of $37,562.91 on April 9, 1998 in the Superior Court of Fulton County under Case No. E-61447. The Company entered into a Consent Order on July 23. Consequently, the Company is making $5,000.00 semi-monthly installments. The Company has paid $10,000.00 thus far.

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

BT Office Products International Litigation. The Plaintiff has filed a complaint
-------------------------------------------
against the company in State Court of DeKalb County, Georgia on September 8, 1998 (Civil Action No 98A48500-2) alleging that certain monies are owed on account, being the amount of $2,722.78 plus interest. The Company filed an answer on October 26, 1998. Plaintiff's attorneys applied for a consent judgement on March 5, 1999 in the principal amount plus interest.

Boone Electric Litigation. The Plaintiff has filed a complaint against the
-------------------------
company and others in State Court of Fulton County, Georgia on May 16, 1998 (Civil Action No 98V5140008C) alleging that certain monies are owed for services rendered and goods supplied in the amount of $1,454.00. The Company filed an answer on June 29, 1998. This matter has been set down on the March 29, 1999 calendar call. No further information on this matter is yet available.

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

Boise Cascade Office Products, Inc. Litigation. Judgement was granted against
----------------------------------------------
the Company during February, 1999, in the amount of $4,360.59 by the State Court of Dekalb County (Civil Action File No. 98-A-46730-4).

Absolute Packaging Needs  Litigation. The Plaintiff has filed a complaint
------------------------------------
against the Company on January 13, 1999, in the amount of $2,624.32 in the Magistrate Court of Dekalb County (Civil Action File No. 99M065249). Judgement has been granted against the Company.

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


See Form 10-KSB filed April 15, 1999.

5. Subsequent Events


Bentley House Furniture Company Acquisition.   On February 2, 1999, announced
-------------------------------------------
today that it has entered into a preliminary agreement to acquire Bentley House Furniture Company ("BHFC"), a Philippine holding company with interests in: telecommunications; agricultural; mining; timber export; and furniture manufacturing. BHFC has net assets in excess of US$120,000,000. The company is making those assets available for the purpose of establishing the credit facilities necessary for the combined companies to realize their new joint business plan.

BHFC has existing facilities for the milling and finishing of raw timber as well as a "state of the art" furniture facility, designed and financed with the assistance of Sumitomo Corporation, with whom BHFC has an international agreement. This factory is believed by the management of BHFC to be one of the largest and most modern furniture factories in the Philippines. BHFC equipment includes BACCI Italian shaping machines; high frequency microwave wood bending machines and Italian automated heated spray booths. The factory has a certified output capacity of 10, 000 finished pieces per month. The company utilizes mahogany, teak and other hardwood timber from its plantations to supply hotels and resorts under construction with timber and interior furniture.

The combined company plans to form The Mindanao Telecommunications Company for the purpose of providing voice, data and video services, both conventionally and via the internet, to the major island of Mindanao, population in excess of 16,000,000. The exact time for the introduction of such service has not been disclosed.

On March 29, the company closed its reverse merger with the delivery of 99.8% of Bentley House Furniture Company stock to the escrow attorney. GTMI has developed a schedule of resolutions for its present outstanding debts and lawsuits in anticipation of breaking escrow. Following breaking escrow, the name of the corporation will be changed to "Bentley House International Group and there will be requested a change in its symbol to "BHIG"

UltraPulse Acquisition.  On May 11, 1998, the Company entered into a letter of
----------------------
intent with UltraPulse Communications Incorporated ("UCI") under which the Company will acquire 51% of the outstanding equity securities of UCI. UCI is a privately held company that holds exclusive license, from its principal shareholder, Terence W. Barrett, Ph.D., for the development, production and marketing of wireless communications products using a new form of ultrafast, extremely high data rate technology that will permit, among other things, the following: 1) Wireless data rates in excess of 155 megabytes per second without compression; 2) the linkage of office, educational and medical complex buildings with affordable wireless systems comparable to current high data rate fiber-optic ATM or STM technology; 3) reliable WAN, LAN and PBX communications which are minimally effected by building structures and can operate at rates greater than 10 megabytes per second; and 4) size, weight, power and cost advantageous superior to competing technologies.

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

CyberAir Communications, Inc. The company entered into an agreement to act as
-----------------------------
the primary marketing arm of CyberAir Communications, Inc. ("Cyber"). Cyber is engaged in deploying an international network through a series of favorable contracts and alliances with various government agencies and global telecommunication companies. In the first stage, the company is scheduled to market U.S. origination of both voice and data long distance to Mexico, China, India and Pakistan. Cyber will be adding additional countries as contracts are finalized.

Under an initial contract, beginning June 1999, GTMI will sell CyberAir traffic, originating in the U.S. and terminating in Mexico.

Utility Communications, Inc. The company also entered into a license agreement
---------------------------
with Utility Communications, Inc., for its proprietary wireless technology. In order to facilitate this technology, it is necessary to deploy a set-top box to compliment the subscriber's television set. The company will need to capitalize the completion of the set-top box customization as well as inventory and marketing expenses. This product is dependent on the company's ability to raise the necessary capital.

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

Three months ended March 31, 1999 and 1998

Operating (loss)

Revenues for the three months ended March 31, 1999 and March 31, 1998 were insignificant. The revenue decreases were primarily associated with decreased levels of operations in the wholesale carrier business and the suspension of the operations of the Company's Vision 21, Inc. subsidiary. The Company has decided to concentrate its efforts on the three components of its wholesale operations, the Telecommunications, Carrier Sales and Satellite Services businesses. The Company currently has no revenues from any of these three businesses.

As of March 31, 1999, no revenues were being generated from the wholesale carrier business. The Company is in the process of implementing third party strategic relationships necessary to facilitate traffic under expected revenue contracts. See footnote 5 to financial statements - Subsequent Events. There can be no assurance that the Company will be successful in generating revenues.

General and administrative costs for the three months ended March 31, 1999 and March 31, 1998 were approximately $472,000 and $627,000 respectively. The entire decrease during these periods of 1999 resulted from the Company's decision to scale back its operations until meaningful revenue contracts can be signed and implemented.

The Company has also experienced unusually high levels of consulting and legal expenses associated with financing matters and ongoing litigation. The Company does not anticipate incremental increases in general and administrative costs in conjunction with anticipated future revenue growth.

Net loss from operations for the three months ended March 31, 1999 and March 31, 1998 were approximately $535,000 and $668,000 respectively. The entire decrease during these periods of 1999 resulted from the Company's operational scaleback in the current year.

Other income (expenses)

Interest expense for the three months ended March 31, 1999 and March 31, 1998 was approximately $63,000 and $50,000 respectively. The decrease was due to the elimination of high cost short-term notes payable and the mortgage note on the Company's prior building. The Company will continue to explore the most effective utilization of financial leverage as well as alternative means of raising additional capital to enhance long-term growth and maximize shareholder value.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's overdraft position increased to $98,620 at March 31, 1999 from an overdraft position at December 31, 1998. Principal sources of funds during the three months ended March 31, 1999 consisted of (i) proceeds from the issuance of common stock ($54,500). The proceeds received from the sale of shares involved private negotiated transactions at prices ranging from $.09 to $.20 per share. The funds received to date have been used for working capital purposes. The primary use of funds during the three months ended March 31, 1999 consisted of operating activities.

As of March 31, 1999, the Company had convertible debentures payable totaling $4,416,000, accrued but unpaid expenses totaling $1,200,393, and accounts payable totaling $12,827,462. The terms of the convertible debentures provide that as of August 15, 1998, the convertible debentures automatically convert, including accrued and unpaid interest, into approximately 13.6 million shares of common stock, in accordance with the terms of the convertible debentures. However, the convertible debentures are the subject of litigation currently in process, and the issues related to the automatic conversion of the convertible debentures and other claims for damages remains the subject of the litigation.

The increase in accounts payable and accrued expenses resulted substantially from the Company's unpaid obligations for operating expenses.

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

In the Company's 10-KSB filing on April 15, 1999, the Company's auditors included an explanatory paragraph in their Report of Independent Certified Public Accountants to the effect that recovery of the Company's assets are dependent upon future events, the outcome of which is indeterminable, and that the successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost corporate infrastructure. There can be no assurances that such financing can be completed on terms favorable to the Company or at all, or that the Company will ever achieve profitable operations.

                             YEAR 2000 COMPLIANCE

The Company's administrative operations have been reviewed for Year 2000 Compliance. Normal upgrades will result in essential operations being Year 2000 compliant. Some remaining operations, such as non-essential personal computers and non-financial software products, can be easily upgraded at nominal cost and inconvenience. The Company has consulted an external consultant with respect to the Company's internal accounting software system, and has been advised that the cost of upgrading to a Year 2000 compliant system will be less than $500.

Part II.    Other Information

Item 1.   Legal Proceedings

See Form 10-KSB filed April 15, 1999

The Company has employment agreements with certain officers and key employees, which expire at various times through 2007.

Walsh Litigation. See Form 10-KSB filed April 15, 1999 for a complete discussion
----------------
of this matter. The Company proposed a settlement to the plaintiff. As of July 7, 1998, the Company entered into a settlement agreement for $120,000 payable in 6 equal monthly installments beginning July 7, 1998. The August payment was due and payable by August 13, 1998. The failure to make this payment resulted in a $330,000 judgement, and delivery by the escrow agent of 250,000 shares of GTMI common stock, as security for the judgement, in accordance with the consent order.

As of May 19, 1999, the Company entered into a settlement agreement for $270,833.29 payable in 13 equal monthly installments beginning May 27, 1999, and the first day of each month thereafter beginning June 1, 1999.


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

RBB/Khalifa Litigation. See Form 10-KSB filed April 15, 1999 for a complete
----------------------
discussion of this matter. On July 29, 1998, the court affirmed its November 20, 1997 order that the Company issue 2,496,761 shares of stock to the plaintiffs. The Company has instructed the transfer agent to issue the shares and the transfer agent has issued the shares. The terms of the convertible debentures provide that as of August 15, 1998, the balance of the notes automatically convert, including accrued and unpaid interest, into approximately 13.6 million shares of common stock,. However, the litigation continues in progress and the issues related to the automatic conversion of the convertible debentures and other claims for damages remain the subject of the litigation.

Trident Litigation.  See Form 10-KSB filed April 15, 1999 for a complete
------------------
discussion of this matter. As of March 1, 1999, the Company has entered into discussions with Trident in an effort to settle the litigation. No assurances can given at this time that any settlement will be reached. Discovery in this case is proceeding.

WorldCom Litigation. See Form 10-KSB filed April 15, 1999 for a complete
-------------------
discussion of this matter. Trial on the merits of this case has been postponed and not yet rescheduled. The Company has proposed a settlement of all issues remaining in this case.

On February 5, 1999, the Company entered into a mediation with the intent to settle all the issues. The Company has proposed a settlement of all issues remaining in this case. Trial on the merits of this case has been postponed and not yet rescheduled.

Southern Signatures Litigation.  There have been no new developments in this
------------------------------
matter since the Company filed its Form 10-KSB on April 15, 1999, which contains a complete discussion of this matter.

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

Metropolitan Fiber Systems Litigation.  Metropolitan filed a complaint claiming
-------------------------------------
the principal sum of $88,547.16 on June 11, 1998 in the State Court of DeKalb County under Case No. 98A45706-5. The Company submitted an answer to the complaint on August 17, 1998. The matter has been set down on the April 6, 1999 trial calendar. There is a motion to compel further and better responses to plaintiff's discovery pending a settlement proposal which has been communicated to Plaintiff's attorneys and a response is awaited. The amount offered in settlement is $10,000.00.

K&S International Communications, Ltd. Arbitration  The Company is involved in
--------------------------------------------------
an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd."K&S") with respect to a former agreement under which each party was to provide services to the other. The Company believed that Extelcom's claims were without substantial merit. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. While the Company was prepared to petition the court in Miami Florida to vacate the award based on the grounds that it was erroneously entered, management believed that the award might not be overturned. Therefore, on April 1, 1999, the Company entered into a settlement agreement with K&S for $325,000, to be paid in 13 installments of $25,000, beginning May 1, 1999, with a thirty day grace period. If these payments are not promptly made, the $2.5 million Final Judgement will be entered.

Freed & Berman, P.C.,  Litigation. Freed & Berman  filed a complaint claiming
---------------------------------
the sum of $37,562.91 on April 9, 1998 in the Superior Court of Fulton County under Case No. E-61447. The Company entered into a Consent Order on July 23. Consequently, the Company is making $5,000.00 semi-monthly installments. The Company has paid $10,000.00 thus far.

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

BT Office Products International Litigation. The Plaintiff has filed a complaint
-------------------------------------------
against the company in State Court of DeKalb County, Georgia on September 8, 1998 (Civil Action No 98A48500-2) alleging that certain monies are owed on account, being the amount of $2,722.78 plus interest. The Company filed an answer on October 26, 1998. Plaintiff's attorneys applied for a consent judgement on March 5, 1999 in the principal amount plus interest.

Boone Electric Litigation. The Plaintiff has filed a complaint against the
-------------------------
company and others in State Court of Fulton County, Georgia on May 16, 1998 (Civil Action No 98V5140008C) alleging that certain monies are owed for services rendered and goods supplied in the amount of $1,454.00. The Company filed an answer on June 29, 1998. This matter has been set down on the March 29, 1999 calendar call. No further information on this matter is yet available.

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

Boise Cascade Office Products, Inc. Litigation. Judgement was granted against
----------------------------------------------
the Company during February, 1999, in the amount of $4,360.59 by the State Court of Dekalb County (Civil Action File No. 98-A-46730-4).

Absolute Packaging Needs  Litigation. The Plaintiff has filed a complaint
------------------------------------
against the Company on January 13, 1999, in the amount of $2,624.32 in the Magistrate Court of Dekalb County (Civil Action File No. 99M065249). Judgement has been granted against the Company.

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



                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                      ------------------------------------
                                  (Registrant)



/s/ Jonathon Bentley-Stevens
-------------------------------------
Jonathon Bentley-Stevens, CEO

Date: May 20, 1999
      ------



/s/ Herbert S. Perman
------------------------------------------
Herbert S. Perman, Chief Financial Officer

Date: May 20, 1999
      ------