Form 10QSB
period 1999-06-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1999-11-04
CIK 789562

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark  One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to _______

                         Commission file number 0-15818

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                     DELAWARE                           64-0708107
            (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)            Identification No.)

        4675 MacArthur Court, Suite 420, Newport Beach, California, 92660
                     (Address of principal executive offices)

                   Issuer's telephone number   (949) 253-9588

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 75,000,000 Common Stock as of May 17, 1999

     Transitional  Small Business Disclosure Format (Check One):  Yes     No X
                                                                     ---    ---

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-QSB
                         FOR QUARTER ENDED JUNE 30, 1999

                                      INDEX


                                                                         Page
                                                                         ----
Consolidated Balance Sheet as of  June 30, 1999 . . . . . . . . . . . .     1

Consolidated Income Statements for the Three and Six
  Months ended June 30, 1999 and June 30, 1998. . . . . . . . . . . . .     2

Consolidated Statements of Cash Flows for the Six
  Months ended June 30, 1999 and June 30, 1998. . . . . . . . . . . . .     3

Consolidated Statements of Shareholders' Equity for the
  Six Months ended June 30, 1999. . . . . . . . . . . . . . . . . . . .     4

Notes to Consolidated Financial Statements 5

Part I - Item 2. Management's Discussion and Analysis of Financial
  Condition, Liquidity and Capital Resources, and Results of Operations    12

Part II - Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . .    15

Part II - Item 4. Submission of Matters to a Vote of Security Holders .    18

Part II - Item 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . .    18

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                            GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                      AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET


                                         (UNAUDITED)

                                                                              JUNE 30, 1999
                                                                             ---------------
                                           ASSETS
                                           ------
Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       10,181
  Accounts receivable, net of Allowance of $301,463 . . . . . . . . . . . .         150,043
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         955,304
                                                                             ---------------

    Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . .       1,115,528

Property, Plant and equipment, net of accumulated depreciation of $602,177.       6,271,557
Goodwill, net of accumulated amortization of $198,017 . . . . . . . . . . .      31,603,159
                                                                             ---------------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   38,990,244
                                                                             ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
              -----------------------------------------------

Current Liabilities
  Overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       98,209
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,637,154
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,010,654
  Current portion of Capital Lease Obligation . . . . . . . . . . . . . . .          12,790
  Notes Payable (Note 2). . . . . . . . . . . . . . . . . . . . . . . . . .       5,416,500
                                                                             ---------------

    Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . .      26,175,307

Long-Term Liabilities
  Mortgage. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,616,975
  Long-Term Capital Lease Obligation, net of current portion. . . . . . . .          16,310
                                                                             ---------------

    Total Long-Term Liabilities . . . . . . . . . . . . . . . . . . . . . .       2,633,285

    Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,808,592

StockholdersEquity Deficiency
  Common stock, $.004 par value, authorized 75,000,000 shares;. . . . . . .         299,758
     issued and outstanding 75,000,000
  Preferred stock, series A $.004 par value, authorized 75,000,000 shares;.              16
     issued and outstanding 4,000
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .      16,992,244
  Deposit on Future Stock Subscription. . . . . . . . . . . . . . . . . . .               -
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,263,835)
  Cumulative Translation Adjustments. . . . . . . . . . . . . . . . . . . .      (1,846,531)
                                                                             ---------------

    Total StockholdersEquity Deficiency . . . . . . . . . . . . . . . . . .      10,181,652
                                                                             ---------------

TOTAL LIABILITY AND STOCKHOLDERSEQUITY DEFICIENCY . . . . . . . . . . . . .  $   38,990,244
                                                                             ===============

The accompanying notes are an integral part of these consolidated financial statements.

                              GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                        AND SUBSIDIARIES
                                 CONSOLIDATED INCOME STATEMENT
                                           (UNAUDITED)


                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30                     JUNE 30
                                             1999          1998          1999          1998
                                         ------------  ------------  ------------  ------------
TOTAL REVENUES: . . . . . . . . . . . .  $   120,000   $         -   $   120,000   $     4,279
                                         ------------  ------------  ------------  ------------

COST OF GOODS SOLD. . . . . . . . . . .       50,000             -        50,000             -
                                         ------------  ------------  ------------  ------------

GROSS PROFIT. . . . . . . . . . . . . .       70,000             -        70,000         4,279
                                         ------------  ------------  ------------  ------------

OPERATING EXPENSES:
  Communication and Marketing Services.            -             -             -         5,395
  Selling, General and Administrative .      522,334       765,070       994,132     1,391,927
                                         ------------  ------------  ------------  ------------

    Total Operating Expenses. . . . . .      522,334       765,070       994,132     1,397,322
                                         ------------  ------------  ------------  ------------

    Operating (Loss). . . . . . . . . .     (452,334)     (765,070)     (924,132)   (1,393,043)
                                         ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSES):
  Interest Expense. . . . . . . . . . .     (221,542)      (62,972)     (284,289)     (112,558)
  Other Income (Note 5) . . . . . . . .       87,093       500,000        87,093       510,000
                                         ------------  ------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . . . .  $  (586,783)  $  (328,042)  $(1,121,328)  $  (995,601)
                                         ============  ============  ============  ============

NET LOSS PER SHARE. . . . . . . . . . .  $     (0.01)  $     (0.01)  $     (0.02)  $     (0.04)
                                         ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING . . . . . . . . . . . . .   75,000,000    29,739,273    62,190,338    27,264,490
                                         ============  ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     SIX MONTHS ENDED
                                                          JUNE 30
                                                     1999         1998
                                                 ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss). . . . . . . . . . . . . . . . . . .  $(1,121,328)  $(995,601)
                                                 ------------  ----------
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization . . . . . . . .      234,896     442,991
  Stock issued for services . . . . . . . . . .       39,000     724,015
  Decrease (increase) in:
  Receivables . . . . . . . . . . . . . . . . .     (180,043)    (96,555)
  Other current assets. . . . . . . . . . . . .       30,372    (425,607)
  Increase (decrease) in:
  Notes payable . . . . . . . . . . . . . . . .     (850,000)
  Accounts payable and accrued expenses . . . .      768,227      75,681
                                                 ------------  ----------

  Total adjustments . . . . . . . . . . . . . .       42,452     720,525
                                                 ------------  ----------

Net cash used by operating activities . . . . .   (1,078,876)   (275,076)
                                                 ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment.            -           -
  Acquisition of property and equipment . . . .            -           -
                                                 ------------  ----------
Net cash used in investing activities . . . . .            -           -
                                                 ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on notes payable . . . . . . . . .            -     (10,173)
  Shares issued in settlement of liabilities. .      916,160      31,539
  Proceeds from issuance of common stock. . . .      172,897     290,000
                                                 ------------  ----------

Net Cash Provided by Financing Activities . . .    1,089,057     311,366
                                                 ------------  ----------

Net Increase in Cash. . . . . . . . . . . . . .       10,181      36,290

Cash at Beginning of  Period. . . . . . . . . .            -           -
                                                 ------------  ----------

Cash at End of Period . . . . . . . . . . . . .  $    10,181   $  36,290
                                                 ------------  ----------

The accompanying notes are an integral part of these consolidated financial statements

                                             GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                                       AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERSEQUITY
                                             GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                                       AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF SHAREHOLDERSEQUITY
                                                        JUNE 30, 1999
                                                         (UNAUDITED)


                                                      Common Stock                                 Additional    Cumulative
                                                         Issued           Preferred Stock Issued     Paid-in     Translation
                                                   Shares    Par Value    Shares      Par Value      Capital     Adjustment
                                                 ----------  ----------  ---------  -------------  -----------  -------------
Balance, December 31, 1998. . . . . . . . . . .  41,792,740  $  166,929             $           -  $ 7,555,478
Shares Issued to Consultants. . . . . . . . . .     268,168       1,073                                 37,927
Sale of Stock . . . . . . . . . . . . . . . . .     533,333       2,133                                 52,367
Conversion of Note Payable. . . . . . . . . . .   2,810,620      11,242                                904,918
Net Loss. . . . . . . . . . . . . . . . . . . .           -           -                                      -
                                                 ----------  ----------  ---------  -------------  -----------  -------------

Balance, March 31, 1999 . . . . . . . . . . . .  45,404,861  $  181,377          0  $           -  $ 8,550,690
                                                 ==========  ==========  =========  =============  ===========  =============

Shares Issued to Bentley House. . . . . . . . .  29,595,139  $  118,381      4,000  $          16
Net Loss
Bentley House Reverse Acquisition Consolidation                                                      8,441,554    (1,846,531)


                                                 ----------  ----------  ---------  -------------  -----------  -------------
Balance, June 30, 1999. . . . . . . . . . . . .  75,000,000  $  299,758      4,000  $          16  $16,992,244  $ (1,846,531)
                                                 ==========  ==========  =========  =============  ===========  =============


                                                                     Total
                                                                 Shareholders'
                                                    Deficit         Equity
                                                 -------------  ---------------
Balance, December 31, 1998. . . . . . . . . . .  $(31,996,598)  $  (24,274,191)
Shares Issued to Consultants. . . . . . . . . .             -           39,000
Sale of Stock . . . . . . . . . . . . . . . . .             -           54,500
Conversion of Note Payable. . . . . . . . . . .             -          916,160
Net Loss. . . . . . . . . . . . . . . . . . . .      (534,547)        (534,547)
                                                 -------------  ---------------

Balance, March 31, 1999 . . . . . . . . . . . .  $(32,531,145)  $  (23,799,078)
                                                 =============  ===============

Shares Issued to Bentley House                                         118,397
Net Loss. . . . . . . . . . . . . . . . . . . .      (586,783)        (586,783)
Bentley House Reverse Acquisition Consolidation    27,854,093       34,449,116




Balance, June 30, 1999. . . . . . . . . . . . .  $ (5,263,835)  $   10,181,652
                                                 =============  ===============

The accompanying notes are an integral part of these consolidated financial statements

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 1999
                                   (UNAUDITED)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, as well as less than majority owned entity which it controls. Significant intercompany accounts and transactions have been eliminated in consolidation.

PROPERTY,  PLANT  AND  EQUIPMENT

Purchased property and equipment are recorded at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, commencing when the assets are installed or placed in service. The estimated useful lives are ten years for furniture and fixtures, seven years for office equipment, five years for computer equipment, ten years for transportation equipment, twenty years for machinery, twenty years for improvements, and thirty years for plant construction costs. The cost of installed equipment includes expenditures for installation. Capital Leases are recorded at lower of fair market value or the present value of future minimum lease payment. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

GOODWILL

Purchased goodwill is recorded at cost, and amortized using the straight-line method over the estimated useful life of forty years

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

However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1998, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10-KSB for the year ended December 31, 1997 and December 31, 1998. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods presented.

The periods presented are the three and six months ended June 30, 1999 and 1998, respectively. Certain reclassifications have been made to the financial statements for prior periods to conform to the current year presentation. These reclassifications have no effect on the net income for any of the periods.

2.  NOTES  PAYABLE

Notes  payable  consist  of  the  following  at  June  30,  1999

Current:
   Various demand notes, interest rates 7% -12%. . . . . . . . . . .  $  625,500
   Floating rate convertible debentures, due August 15, 1998 . . . .   4,416,000
   Floating rate notes, due on demand. . . . . . . . . . . . . . . .     250,000
                                                                      ----------
                                                                      $5,291,500
                                                                      ==========

Long-term
--------------------------------------------------------------------
  Mortgage on Philippine Plant, prevailing interest rates, due 2001.  $2,616,975
--------------------------------------------------------------------  ==========

3.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

 Significant financial instruments consist of accounts payable, notes payable, or accrued expenses that are either demand or due through 1999. The Company is negotiating with two New York based investment bankers for funds required to settle these amounts. As a result, the Company is unable to estimate the timing and ultimate form of the settlement of these liabilities. It believes that if the current holders were to sell such instruments to other parties, the sales price would be substantially less than the carrying value.

4.  COMMITMENTS  AND  LITIGATION

The Company has employment agreements with certain officers and key employees, which expire at various times through 2005. Resignation of the former officers and key employees resulted in the cancellation of all previous employment agreements.

Walsh Litigation. The Company proposed a settlement to the plaintiff. As of July
----------------
7, 1998, the Company entered into a settlement agreement for $120,000 payable in 6 equal monthly installments beginning July 7, 1998. The August payment was due and payable by August 13, 1998. The failure to make this payment resulted in a $330,000 judgment, and delivery by the escrow agent of 250,000 shares of GTMI common stock, as security for the judgment, in accordance with the consent order. New management is negotiating for a favorable settlement following which it will recover the 250,000 shares held in escrow.

CAM-NET  Litigation.  On  February  20,  1997,  a complaint was filed by CAM-NET
-------------------
Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses. Although the Company was successful in reaching a compromise settlement of this action, its inability to make payment of the settlement amount in January 1998 resulted in a summary judgment against the Company for $250,000.

RBB/Khalifa  Litigation.  See  Form  10-KSB  filed April 15, 1999 for a complete
-----------------------
discussion of this matter. On July 29, 1998, the court affirmed its November 20, 1997 order that the Company issue 2,496,761 shares of stock to the plaintiffs. The Company has instructed the transfer agent to issue the shares and the transfer agent has issued the shares. The terms of the convertible debentures provide that as of August 15, 1998, the balance of the notes automatically convert, including accrued and unpaid interest, into approximately 13.6 million shares of common stock,. However, the litigation continues in progress and the issues related to the automatic conversion of the convertible debentures and other claims for damages remain the subject of the litigation. New management has offered a staggered repayment plan in cash to settle this matter.

Trident  Litigation.  See  Form  10-KSB  filed  April  15,  1999  for a complete
-------------------
discussion of this matter. As of March 1, 1999, the Company has entered into discussions with Trident in an effort to settle the litigation. Trident has offered a cash settlement to resolve this matter

WorldCom  Litigation.  See  Form  10-KSB  filed  April  15,  1999 for a complete
--------------------
discussion of this matter. Trial on the merits of this case has been postponed and not yet rescheduled. The Company has proposed a settlement of all issues remaining in this case. On February 5, 1999, the Company entered into a mediation with the intent to settle all the issues. The Company has proposed a settlement of all issues remaining in this case. Trial on the merits of this case has been postponed and not yet rescheduled.

Southern  Signatures  LitigationThere  have  been  no  new developments in this
--------------------------------
matter since the Company filed its Form 10-KSB on April 15, 1999, which contains a complete discussion of this matter. New management proposed a structured payment in settlement of this matter.

K&S  International  Communications, Ltd. Arbitration  The Company is involved in
----------------------------------------------------
an  arbitration  proceeding  with  Extelcom Corporation (a/k/a K&S International
Communications, Ltd."K&S") with respect to a former agreement under which each party was to provide services to the other. The Company believed that Extelcom's claims were without substantial merit. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. While the Company was prepared to petition the court in Miami Florida to vacate the award based on the grounds that it was erroneously entered, management believed that the award might not be overturned. Therefore, on April 1, 1999, the Company entered into a settlement agreement with K&S for $325,000, to be paid in 13 installments of $25,000, beginning May 1, 1999, with a thirty-day grace period. Management has offered a bank instrument in settlement of this matter.

5.  BUSINESS  COMBINATION

Bentley  House  Furniture  Company  Acquisition.   On April 2, 1999, the Company
-----------------------------------------------
closed an agreement to acquire Bentley House Furniture Company ("BHFC"), a Philippine holding company with interests in: telecommunications; agriculture; mining; timber exports; and furniture manufacturing. BHFC has significant housing construction contracts with the Philippine Government, which include exclusive supply of Internet, CableTV and telecommunications for one million Government houses to be constructed over the next 25 years. Pending Hotel contracts in Australia and the Philippines as well as government housing contracts, telecommunication, and reforestation projects should result in an excess of US$120,000,000 of net income over the life of the contracts. BHFC has significant Government contracts for forestry land development, which include all environmental certifications, harvesting permits and title to the standing timber. For proper entry into the books of the Company, BHFC has engaged the international audit firm of KPMG to independently value the timber assets following which the Company will make those assets available for the purpose of establishing the credit facilities necessary for the combined companies to realize their new joint business plan.

BHFC has existing facilities for the milling and finishing of raw timber as well as a newly constructed "state of the art" furniture manufacturing facility, designed and financed with the assistance of Sumitomo Corporation, with whom BHFC has an international agreement. This 10-acre factory/office complex includes the BHFC Asean Head office, and is believed by the management of BHFC to be one of the largest and most modern furniture factories in the Philippines. BHFC's equipment includes BACCI Italian shaping machines; high frequency microwave wood bending machines and Italian automated heated spray booths. The factory has a certified output capacity of 10,000 finished pieces per month. The Company utilizes mahogany, teak and other hardwood timber from its plantations to supply hotels and resorts under construction with timber and interior furniture.

On April 2nd 1999, the Company closed its share exchange with the delivery of 99.8% of Bentley House Furniture Company stock to the escrow attorney. New management has developed a schedule of resolutions for its present outstanding debts and lawsuits. Following a shareholders meeting scheduled in the 4th quarter 1999, the name of the corporation will be changed to "Bentley House International Group, Inc." and there will be requested a change in its symbol to "BHIG".

In  the  reverse  acquisition  the  assets and liabilities of the legal acquirer
(GTMI) are revalued to its fair market values. The purchase price is then allocated to the assets and liabilities assumed by the accounting acquirer
(BHFC). The remaining difference resulting from the purchase price adjustments and adjustments to the legal acquirer's (GTMI) capital structure is charged or credited to paid-in capital. As such, the Company will report financial information on a consolidated basis prospectively, and will not include comparative proforma financial information in these notes as they will provide little or no relevant information.

The Company intends to pursue the utilization or acquisition of the Ultra-Pulse and CyberAir technology to enhance the existing services and increase their market-share and net profits.

The Company's intends to actively pursue joint ventures with other telecommunication companies in the fields of ISP (Internet Service Provider) and wireless telecommunications. The focus of this will be the Asia-Pacific countries where the calling costs are significantly higher than in the USA.

UltraPulse  Acquisition.  On  May 11, 1998, the Company funded development money
-----------------------
and entered into a letter of intent with UltraPulse Communications Incorporated ("UCI") under which the Company will acquire 51% of the outstanding equity securities of UCI. UCI is a privately held company that holds patents, and patents-in-part, from its principal shareholder, Terence W. Barrett, Ph.D., for the development, production and marketing of wireless communications products using a new form of ultrafast, extremely high data rate technology that will permit, among other things, the following: 1) Wireless data rates in excess of 155 megabytes per second without compression; 2) the linkage of office, educational and medical complex buildings with affordable wireless systems comparable to current high data rate fiber-optic ATM or STM technology; 3) reliable WAN, LAN and PBX communications which are minimally affected by building structures and can operate at rates greater than 10 megabytes per second; and 4) size, weight, power and cost advantages superior to competing technologies.

The Company provided development capital to UCI and under a letter of Intent it is established that the Company will provide financing to UCI in the amount of $10 million on a deposit and performance based schedule to be presented following the evaluation of the functioning technology. The agreement will be subject to due diligence by both parties and the execution of the final agreement. As part of the agreement, the Company will have a five-year option to acquire the remaining 49% of the outstanding equity of UCI. No agreement was ever signed , however New Management intends to meet with the Principal of UltraPulse and evaluate the technology.

CyberAir  Communications,  Inc. The Company funded development money and entered
-------------------------------
into an agreement to act as the primary marketing arm of CyberAir Communications, Inc. ("Cyber"). Cyber is engaged in deploying an international network through a series of favorable contracts and alliances with various government agencies and global telecommunication companies. In the first stage, the company is scheduled to market U.S. origination of both voice and data long distance to Mexico, China, India and Pakistan. Cyber will be adding additional countries as contracts are finalized.

Under an initial contract, beginning June 1999, GTMI expects to sell CyberAir traffic, originating in the U.S. and terminating in Mexico. The Company will examine the prospects of utilizing the wireless technologies in BIMP-EAGA countries.

Utility  Communications,  Inc. The Company also entered into a license agreement
-----------------------------
with Utility Communications, Inc., for its proprietary wireless technology. In order to facilitate this technology, it is necessary to deploy a set-top box to compliment the subscriber's television set. The Company will need to capitalize the completion of the set-top box customization as well as inventory and marketing expenses. The Company will form a team of specialists to evaluate this technology prior to any funding commitment.

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

                              RESULTS OF OPERATIONS

The Company seeks to manage its business to enhance long-term growth and shareholder value. The Company also seeks to utilize financial leverage, debt financing, and cash flow generated from operations to support capital expenditures and possible future acquisitions. The Company intends to develop and market the new technologies that would (i) result in an acceptable rate of return on such long term investments and (ii) provide adequate opportunity to effectively implement the Company's operating strategies.

THREE  MONTHS  ENDED  JUNE  30,  1999  AND  1998

OPERATING  (LOSS)

Revenues for the three and six months ended June 30, 1999 and June 30, 1998 were insignificant. The revenue decreases were primarily associated with decreased levels of operations in the wholesale carrier business, the suspension of the operations of the Company's Vision 21, Inc. The Company has decided to concentrate its efforts on the three components of its wholesale operations: the Telecommunications, Carrier Sales; and Satellite Services businesses, wood-product manufacturing, housing and timber operations. The Company should have revenues from Bentley House Furniture Company's new factory and subsidiaries by 4th quarter 1999.

As of June 30, 1999, no revenues were being generated from the wholesale carrier business. The Company is in the process of implementing third party strategic relationships necessary to facilitate traffic under expected revenue contracts. See footnote 5 to financial statements - Business Combinations.

In the fourth quarter of 1998, the subsidiary, Bentley House Furniture Company opened its new facility in Davao City and exported its first trial order to Brunei. However, BHFC management has been in the USA for the last 9 months to complete the exchange with the Company. BHFC has infused its reserved working capital into the Company in an effort to resolve law suits and debts. Therefore, the BHFC facility has been placed on standby; new orders are pending as soon as the Company completes its shareholders meeting and the final restructuring of the Company, which will result in the receipt of operating capital for the group.

General and administrative costs for the three and six months ended June 30, decreased approximately $243,000 and $453,000 respectively from the corresponding periods in 1998. The entire decrease during these periods of 1999, resulted from the Company's decision to scale back its operations until meaningful revenue contracts can be signed and implemented. The merger between BHFC is complete as is the construction of the new Davao City Factory Office complex, pending contracts can now be executed.

The Company has also experienced unusually high levels of consulting and legal expenses associated with financing matters and ongoing litigation, however the settlement of the existing litigation by new management will result in a dramatic decrease in legal fees and accounting expenses. The Company does not anticipate incremental increases in general and administrative costs in conjunction with anticipated future revenue growth.

Net loss from operations for the three and six months ended June 30, 1999 were approximately $452,000 and $924,000 respectively and were significantly lower than comparable 1998 periods. The entire decrease during these periods of 1999 resulted from the Company's operational scaleback in the current year.

OTHER  INCOME  (EXPENSES)

Interest expense for the three and six months ended June 30, 1999 was approximately $222,000 and $284,000 respectively, and were significantly higher than comparable 1998 periods. The increase was due to the addition of the mortgage note on the Company's Davao City plant. The Company will continue to explore the most effective utilization of financial leverage as well as alternative means of raising additional capital to enhance long-term growth and maximize shareholder value.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's overdraft position increased to $98,209 at June 30, 1999 from an overdraft position at December 31, 1998. The primary use of funds during the three months ended June 30, 1999 consisted of operating activities.

As of June 30, 1999, the Company had convertible debentures payable totaling $4,416,000, accrued but unpaid expenses totaling $1,010,654 and accounts payable totaling $19,637,154. The terms of the convertible debentures provide that as of August 15, 1998, the convertible debentures automatically convert, including accrued and unpaid interest, into approximately 13.6 million shares of common stock, in accordance with the terms of the convertible debentures. However, the convertible debentures are the subject of litigation currently in process, and the issues related to the automatic conversion of the convertible debentures and other claims for damages remains the subject of the litigation. New management is negotiating a favorable settlement on terms considered manageable under the new business plan. The plan should eliminate or substantially reduce the need for the issuance of further stock to settle these debts.

The increase in accounts payable and accrued expenses resulted substantially from the Company's unpaid obligations for operating expenses. New management has settled some and should settle all the remaining creditors by mid 2000. The Company has received co-operation from the majority of creditors.

The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities. New management is negotiating with financial institutions for long term loans backed by assets of BHFC.

The successful completion of the New Management's development program and its transition, ultimately, to the attainment of profitable operations is to be financed from operations of the BHFC subsidiaries and from pre-approved debt financing. New management is confident of implementing its development activities and achieving a level of sales adequate to support the Company's corporate infrastructure. Management believes that the Company can sustain operations and growth under its new business plan.


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

PART  II.          OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

See  Form  10-KSB  filed  April  15,  1999

The Company had employment agreements with certain officers and key employees, which expire at various times through 2005. Due to the resignation of the officers and directors of previous management all employment agreements and stock options have been canceled.

Walsh Litigation. See Form 10-KSB filed April 15, 1999 for a complete discussion
----------------
of this matter. The Company proposed a settlement to the plaintiff. As of July 7, 1998, the Company entered into a settlement agreement for $120,000 payable in 6 equal monthly installments beginning July 7, 1998. The August payment was due and payable by August 13, 1998. The failure to make this payment resulted in a $330,000 judgement, and delivery by the escrow agent of 250,000 shares of GTMI common stock, as security for the judgement, in accordance with the consent order. New management is negotiating for a favorable settlement following which it will recover the 250,000 shares held in escrow.

CAM-NET  Litigation.  On  February  20,  1997, a complaint was filed by CAM-NET
-------------------
Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses.

Although the Company was successful in reaching a compromise settlement of this action, its inability to make payment of the settlement amount in January 1998 resulted in a summary judgement against the Company for $250,000.

RBB/Khalifa  Litigation.  See  Form  10-KSB  filed April 15, 1999 for a complete
-----------------------
discussion of this matter. On July 29, 1998, the court affirmed its November 20, 1997 order that the Company issues 2,496,761 shares of stock to the plaintiffs. The Company has instructed the transfer agent to issue the shares and the transfer agent has issued the shares. The terms of the convertible debentures provide that as of August 15, 1998, the balance of the notes automatically convert, including accrued and unpaid interest, into approximately 13.6 million shares of common stock, However, the litigation continues in progress and the issues related to the automatic conversion of the convertible debentures and other claims for damages remain the subject of the litigation.

Trident  Litigation.  See  Form  10-KSB  filed  April  15,  1999  for a complete
-------------------
discussion of this matter. As of March 1, 1999, the Company has entered into discussions with Trident in an effort to settle the litigation. Trident has offered a cash settlement to resolve this matter

WorldCom  Litigation.  See  Form  10-KSB  filed  April  15,  1999 for a complete
--------------------
discussion of this matter. Trial on the merits of this case has been postponed and not yet rescheduled. The Company has proposed a settlement of all issues remaining in this case.

On February 5, 1999, the Company entered into mediation with the intent to settle all the issues. The Company has proposed a settlement of all issues remaining in this case. Trial on the merits of this case has been postponed and not yet rescheduled.

Southern  Signatures  LitigationThere  have  been  no  new developments in this
--------------------------------
matter since the Company filed its Form 10-KSB on April 15, 1999, which contains a complete discussion of this matter. New management proposed a structured payment in settlement of this matter.

K&S  International  Communications, Ltd. Arbitration  The Company is involved in
----------------------------------------------------
an  arbitration  proceeding  with  Extelcom Corporation (a/k/a K&S International
Communications, Ltd."K&S") with respect to a former agreement under which each party was to provide services to the other. The Company believed that Extelcom's claims were without substantial merit. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. While the Company was prepared to petition the court in Miami Florida to vacate the award based on the grounds that it was erroneously entered, management believed that the award might not be overturned. Therefore, on April 1, 1999, the Company entered into a settlement agreement with K&S for $325,000, to be paid in 13 installments of $25,000, beginning May 1, 1999, with a thirty-day grace period. New management is re-negotiating and has offered a bank instrument in settlement of this matter.

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



                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                      ------------------------------------
                                   (Registrant)



/s/  Jonathon  Bentley-Stevens
------------------------------
Jonathon  Bentley-Stevens, CEO

Date:  November 3, 1999



/s/  David  Tang
----------------
David Tang, Chief Financial Officer

Date:  November 3, 1999