Form 10QSB/A
period 1999-06-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1999-11-04
CIK 789562

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                 AMENDMENT NO. 1


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
                                                                             ===============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

Current Liabilities
  Overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       98,209
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19,637,154
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,010,654
  Current portion of Capital Lease Obligation . . . . . . . . . . . . . . .          12,790
  Notes Payable (Note 2). . . . . . . . . . . . . . . . . . . . . . . . . .       5,416,500
                                                                             ---------------

    Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . .      26,175,307

Long-Term Liabilities
  Mortgage. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,616,975
  Long-Term Capital Lease Obligation, net of current portion. . . . . . . .          16,310
                                                                             ---------------

    Total Long-Term Liabilities . . . . . . . . . . . . . . . . . . . . . .       2,633,285

    Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,808,592

Stockholders' Equity
  Common stock, $.004 par value, authorized 75,000,000 shares;. . . . . . .         299,758
     issued and outstanding 75,000,000
  Preferred stock, series A $.004 par value, authorized 75,000,000 shares;.              16
     issued and outstanding 4,000
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .      16,992,244
  Deposit on Future Stock Subscription. . . . . . . . . . . . . . . . . . .               -
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,263,835)
  Cumulative Translation Adjustments. . . . . . . . . . . . . . . . . . . .      (1,846,531)
                                                                             ---------------

    Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . . . .      10,181,652
                                                                             ---------------

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .  $   38,990,244
                                                                             ===============


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