Form 10KSB/A
period 1998-12-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1999-11-17
CIK 789562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    10KSB
                                Amendment No. 1

(Mark  One)

[ x ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

                   For the fiscal year ended December 31, 1998
                                       OR

[   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934

       For the transition period from              to
                                      ------------    -------------------

                         Commission file number: 0-15818

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)
                Delaware                                        64-0708107
     (State  or  other  jurisdiction                         (I.R.S.  Employer
     of  incorporation  or  organization)                    Identification No.)
             4675 MacArthur Court, Ste. 420, Newport Beach CA. 92660
                     Address of principal executive offices,
              3490 Piedmont Road, Suite 600, Atlanta, Georgia 30305
                 (Former address of principal executive offices)

                                  949-253-9588
                           (Issuer's telephone number)

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
State  issuers  revenues  for  its  most  recent  fiscal  year  :  $0

The number of shares outstanding of the issuer's common stock as of September 15th 1999, was 75,000,000 shares. The aggregate market value of the common stock (43,883,473 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.20) of the common stock as of September 15th, 1999 was $8,776,695.

Documents  incorporated  by  reference:

Transitional Small Business Disclosure Format (Check one):     Yes____     No  X
                                                                             ---

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

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

HISTORY  OF  THE  COMPANY
-------------------------

     The Company was incorporated in Florida on December 31, 1984, under the name Phoenix Hi-Tech, Inc. The Company completed an initial public offering of its equity securities on May 23, 1986. On October 22, 1994, the Company changed its name to Global TeleMedia International, Inc. In September 1997, the Company's shareholders approved the reincorporating of the Company in Delaware.

     In September, 1993, the Company acquired all of the equity securities of Global Wats One, Inc. and TeleFriend, Inc. (both collectively, "Global") of which Roderick A. McClain, the Company's Chief Executive Officer and its Chairman of the Board of Directors and Geoffrey F. McClain, a director of the Company, were the principal shareholders. Roderick and Geoffrey McClain are brothers. See "Certain Relationships and Related Transactions."

     In October, 1994, the Company licensed certain assets of the nutritional division of the Company (its former business) and sold the Company's nutritional marketing Company, Market-share International, a wholly-owned subsidiary to L&M Group, L.C. ("L&M"), an unaffiliated third party. On January 31, 1995, the Company entered into a sales and license agreement with L&M pursuant to which L&M acquired the rights to the Company's nutritional product line for royalties from sales of the nutritional products based on a percentage of gross sales. In 1998, the Company received no royalties; in 1997, the Company received a total of approximately $35,000 in royalties, compared to a total of approximately $115,000 in royalties, including certain guaranteed minimum amounts, received in 1996. In the first quarter of 1998, the Company entered into an agreement under which an unaffiliated third party acquired all of the Company's interest in the nutritional products. Since the culmination of these transactions, the Company has devoted all of its resources to its telecommunications business.

     In 1998, the Company funded seed money and entered into an agreement to act as the primary marketing arm of CyberAir Communications, Inc. ("Cyber"). In 1998, Cyber is engaged in deploying an international network through a series of contracts and alliances with various government agencies and global telecommunication companies. In the first stage, the Company is scheduled to market U.S. origination of both voice and data long distance to Mexico, China, India and Pakistan. Due to it's recent acquisitions the Company expects to be in a position to utilize the technology of CyberAir by 4th quarter 1999.

     The Company also funded seed money for UltraPulse Communications for the development of "Broadband Spread Spectrum" wireless technology. On December 17, 1998, the principals of CyberAir Communications Inc., introduced the Company to the principals of Bentley House Furniture Company Inc. (BHFC). BHFC entered into a share exchange dialogue with the Company predicated on the contractual agreement with CyberAir to act as its primary marketing arm (see 10QSB 9-30-98 and 10KSB 15/4/99) and the agreement to acquire UltraPulse Communications Inc., which had developed a broadband broadspectrum technology. The Company had invested development capital in both CyberAir and UltraPulse to secure these agreements.

     On February 2, 1999, the Company announced that it entered into a preliminary agreement to acquire Bentley House Furniture Company ("BHFC"), a Philippine manufacturing Company with interests in: telecommunications, agriculture, mining, timber export and furniture manufacturing. The acquisition was completed on April 2nd 1999. BHFC has existing facilities for the milling and finishing of raw timber, as well as, a new $8 million "state of the art" furniture facility, designed and financed with the assistance of Sumitomo
Corporation,  with  whom  BHFC  has  an  international  agreement.

     The acquisition of BHFC brought the Company an asset base and an international business platform. BHFC, established in 1954, is a Philippine diversified group of companies engaged in hotel and resort outfitting, furniture export, and housing construction. Under a 25 year government contract, BHFC will construct one million government houses with payments guaranteed by the Philippine government National Housing Authority. The contracts also requires BHFC to provide telecommunications, cable TV and Internet services to the government houses.

THE  BUSINESS  PLAN
-------------------

     The Company's previous business plan ("the plan") for a nationwide telecommunications business has failed due to problems associated with its switching platform and the lack of sufficient capital to implement the plan. The plan as of December 1998, is to concentrate the Company's marketing and sales efforts on its carrier services businesses. Fulfillment of the Company's plan required the Company to obtain significant financing that it believed to be essential to carry out its business plan.

     The new Management's business plan incorporates the manufacturing base of Bentley House Furniture Company. Following the completion of the Karamunsing hotel project in the resort city of KotaKinabalu, Malaysia, BHFC has been provisionally awarded the EcoTech Hotel currently being built in Sydney, Australia as part of the 2000 Olympic plan. The signing of the EchoTech hotel contract should occur in November 1999, and a letter of credit will be received from which the Company can immediately draw funds to commence design and furniture construction. The Company is also negotiating the outfitting of another Australian project, the SydneySider Resort Hotel, being built in the resort city of Tagaytay, near Manila, Philippines. As part of these agreements, the Company would also become an equity partner in these projects.

     The business plan also incorporates BHFC's 25-year contract to construct one million government employee houses. A Canadian/Philippine "AAA" rated Rapid-Built Modular housing builder will use a patented computer designed technology to construct the houses. The Company has signed a $31 million dollar contract with Integrated Philcan Inc. a subsidiary of HRS Steel in Canada for the first stage of construction, which should commence in the 4th quarter 1999. The contract is fully guaranteed by the Philippine National Housing Authority. The housing contract also calls for BHFC to be the exclusive provider of local and long distance telephone, cable TV and Internet services to those one million government houses.

     BHFC has contracted KPMG to arrange for the independent valuation of its timber assets to conform with US GAAP prior to the addition of these assets to the Company's books. BHFC has agreed to make its assets available for the purpose of establishing the credit facilities necessary for the combined companies to realize their new joint business plan. BHFC is located in the "Trade Free Zone" in Mindanao's largest city, Davao, which is part of the BIMP-EAGA Border-less Trade Agreement (AFTA, Asean Free Trade Agreement) between Brunei, Indonesia, Malaysia and the Philippines and Australia. (Similar to the US NAFTA,) BIMP-EAGA serves a combined population of over 400 million people.

     This factory is believed by the management of BHFC to be one of the largest and most modern furniture factories in the Philippines. BHFC equipment includes BACCI Italian shaping machines; high frequency microwave wood bending machines and Italian automated heated spray booths and other specialized machinery. The factory has a certified output capacity of 10,000 finished pieces per month. The Company utilizes mahogany, teak and other hardwood timber from plantations controlled by the Company to supply hotels and resorts under construction with timber and interior furniture.

     The construction of housing and the exclusive supply of telephone, cable and Internet services to these homes, links the core-manufacturing platform of BHFC with the technology available from GTMI. The income stream from these existing businesses is expected to generate profits, which will be re-invested in the telecom arena, reducing the need for further outside financing.

     On April 2, 1999, BHFC and the Company closed their share exchange with the delivery of 99.8% of Bentley House Furniture Company stock to the escrow attorney. GTMI had developed a schedule of resolutions for its present outstanding debts and lawsuits. New management has reduced the Company's debt and resolved the majority of the lawsuits. The Company should be able to resolve all the lawsuits by 1st quarter 2000. Following the shareholders meeting, the name of the Company will be changed to "Bentley House International Group, Inc." and there will be requested a change in its symbol to "BHIG"

     The Company will hold a shareholders meeting in the 4th quarter of 1999. Former President Roderick McClain, as part of the share exchange agreement, delivered majority shareholders votes by irrevocable proxy to confirm approval for required restructuring and amendments to the Company's Certificate of Incorporation including the name change of the Company to Bentley House International Group, reflecting the "holding company" nature of the Company.

SUBSEQUENT  EVENTS,  BUSINESS  COMBINATIONS
-------------------------------------------

     New Management has spent considerable effort in the investigation of new technologies that will provide the Company a strategic advantage in the marketplace. Management believed that these new technologies would play an important role in achieving and retaining market share. The Company's new management re-opened negotiations for the acquisition and/or licensing of the "cutting edge" photon and broadband spread spectrum technology previously offered to the Company by Ultrapulse. On April 2nd 1999, the Company, via share exchange, acquired 100% of Bentley House Furniture Company (BHFC) in exchange for 29,595,139 common shares and 4,000 shares of series "A" preferred shares (series "A" preferred shares are convertible at 208,274 shares of common stock per preferred share). 218 series "A" preferred shares, representing 5% of the Company, were allocated for CyberAir's principals conditioned upon the engagement of the marketing agreement and the deployment of the technology.

     To clearly identify, create and fund the distinct income streams and cultivate specialist management on the telecom side, the Company has acquired the majority interest in a Nevada corporation named BentleyTel.com, Inc. BentleyTel.com, has moved forward to engage UltraPulse and CyberAir in an agreement to jointly deploy the technology throughout the Company's platform in Australia and the BIMP-EAGA countries.

     BentleyTel.com is arranging independent financing and is in the process of finalizing the acquisitions, via a share exchange and capital, of three international telecom / technology companies. They are, Octa4 Pty. Ltd. located in Darwin Australia, 3G Communications Inc. located in Davao, Philippines and DynaSem Communications Sdn. Bhd. located in Kuching, Malaysia. The acquisition will provide the Company with income from long-distance telecommunications, voice over Internet, e-commerce and ISP services as well as technology training and sales of continental and international calling cards. These companies are located in Australia, Malaysia, and the Philippines and are currently active in long distance telecommunications, ISP (Internet) services, and deployment of portable satellite call stations and technology training.

     BentleyTel.com,   also   committed   to  a  share   exchange  of  1,000,000
BentleyTel.com   shares  to  gain  equity  in  NextGen   Telcom  Inc.,  a  Texas
Corporation.

BENTLEYTEL.COM,  INC.,  GROUP  OF  COMPANIES-DESCRIPTION
--------------------------------------------------------

     The  BentleyTel.com  Group  of  Companies  include:

     a) Octa4 Pty. Ltd an Australian Internet Service Provider who will also provide long distance and International telecommunications. Established in 1991, Octa4 is offering ISP to 4,000 + members, it has a new national network offering ISP, virtual ISP and VIOP (voice over the Internet) and e-commerce to every state. Octa4 provides services to 50% of Australia's e-commerce in 1998. Octa4 also developed the "Centrebet", Internet international betting system.


     b) 3G Communications Inc., located in Davao, Philippines largest City, is a Philippine based long distance telecommunications Company which owns and operates 26 mobile satellite long distance calling stations. The stations are also capable of handling ATM secure data transaction transmissions from rural banks. 3G plans to deploy up to 100 satellite calling stations in Mindanao.

     c) DynaSem Communications Inc., located in the Business city of Kuching, is a Malaysian technology training company which was acquired for the purpose of technology transfer between the companies including training of personnel in VIOP, ISP, secure data transfer and e-commerce. DynaSem is part of the BIMP-EAGA e-commerce/ Multi-media super corridor.

     d) BentleyTel.com has agreed to exchange 1,000,000 shares with NextGen Telcom Inc. NextGen is a high-tech marketing company which focuses on building distribution systems for companies involved in domestic and international long distance, prepaid phone cards, Internet access and website design. Upon the successful completion of the share exchange, NextGen will draw on its expertise in telecommunications marketing to establish and implement an international distribution network, which will feature BentleyTel.com products and services.

     In the 4th quarter 1999, BentleyTel.com should be in a position to commence providing voice and data services, both conventionally and via the Internet, to the BIMP-EAGA countries with a combined population of over 400 million. The group of companies making up BentleyTel.com are currently generate several million dollars annually and these earnings will be significantly enhanced by the transfer of technology and networking between the respective companies. The companies acquired will change their names to BentleyTel.com and contribute their particular knowledge of the telecommunications industry to the Company.

     BentleyTel.com is preparing for an initial public offering in mid 2000.

     On October 27th 1999, BentleyTel.com executed its share exchange with the above mentioned companies. As part of the agreements, BentleyTel will provide capital to subsidiaries companies for business development and operations. BentleyTel.com should be able to report significant revenues in the 4th quarter 1999.

OPERATIONS,  CONTRACTS  AND  PROJECTS  OF  BHFC:
------------------------------------------------

     Joint venture contracts for construction of government employee homes: The contracts include housing for the Philippine National Police, Armed Forces of the Philippines and the Department of Interior and Local Government.
Subdivisions are complete with permits to construct and permits to sell. Horizontal works and construction will commence during the 4th quarter of 1999.

     Construction contracts have been signed with San Antonio Housing Systems & Technology Inc., and Canadian company, HRS Steel, through their "AAA" rated subsidiary in the Philippines, Integrated Philcan Inc. Both companies produce Rapid-Built modular houses and have factories in the Philippines. The companies are fully licensed and accredited with the Philippine Government.

     Land conversion project, a 50,000 acre project, commissioned by the Philippine under a Presidential Proclamation awarded BHFC the reforestation rights to convert the original mahogany teak, and other hardwood forest into palm oil and coffee commercial plantation. BHFC will extract the original timber and replant fruit bearing trees, at a ratio of 450% positive over existing standing timber. This will result in the recovery of a large quantity of hardwood which will be removed and processed by BHFC over the next 8-10 years resulting in hardwood sales, furniture manufacturing and export and housing components. BHFC is the Managing Partner of the project and Jonathon Bentley-Stevens is the Attorney-in-Fact for the duration of the project. The project is contracted to expand up to 500,000 acres over the next 48 years.

CHANGES  IN  MANAGEMENT
-----------------------

     An important element of the Company's plan to broaden its business base is the recruitment of skilled personnel. In addition to the Company's current executive officers and directors the Company is in the process in executing consulting agreements which will convert into long term employment contracts as the company grows. The New management are targeting individuals who have over 20 years experience in the business and have started many like companies successfully in the past.

     Roderick A. McClain was Chairman of the Board, Chief Executive Officer and President of the Company and had been a Director of the Company since 1993. Mr. McClain, in 1991, founded Global Wats One, Inc., which was acquired by the Company in 1993. Mr. McClain attended the University of Tennessee. Mr. McClain resigned as a Director and Officer of the Company on April 1st 1999.

     Geoffrey F. McClain was senior vice-president and had been a Director of the Company since August 1995. Mr. McClain is the brother of the Company's Chief Executive Officer, Roderick A. McClain. Mr. McClain received a BBA in Finance from the University of Miami. Mr. McClain was an original founder of Global Wats One, Inc., which was acquired by the Company in September 1993. Mr. McClain resigned as a Director and Officer of the Company on April 1st 1999.

     Herbert S. Perman has served as Chief Financial Officer from 1995 through May 31, 1997 and was appointed as Director of the Company in 1995. From June 1, 1997, Mr. Perman served as Executive Vice President, and as of May 1, 1998, Mr. Perman once again assumed the position of Chief Financial Officer of the Company. Mr. Perman received a BS from the City College of New York and a J.D. from Brooklyn Law School. From 1994 through October 1995, Mr. Perman was a consultant to the long distance and prepaid telephone industry. From 1989 to 1994, Mr. Perman was director of marketing for PDQ Notes, Inc. a medical software Company. Mr. Perman was licensed as a certified public accountant and attorney in the state of New York but is not active as either. Mr. Perman resigned as a Director of the Company on April 1st 1999, and CFO of the Company on July 21, 1999.

THE  NEW  MANAGEMENT
--------------------

     Effective April 2nd 1999, Jonathon Bentley-Stevens is the Chief Executive Officer and President of the Company. He is also the President of Bentley House International Corporation (Seychelles) and Chief Executive Officer of BHFC. He is the author of the Bentley-Tricap Ancestral Land Development Plan, currently in use in the Philippines as a platform for infrastructure and technological development.

     Effective April 2nd 1999, Regina S. Peralta is the Executive Vice President and Director of the Company. She is also President of Bentley House Furniture Company and Vice President of BHTC Sdn. Bhd, a GTMI subsidiary and the Brunei Marketing division, and was a Board member of the Philippine Chamber of Furniture Industries.

     Effective June 21, 1999, Rene Fruto is the Chief Operating Officer of GTMI. He is the former Vice Chairman of Marina Bank, Marina Del Rey, Managing Director of Marina State Bank, President of First Central Bank NA, Executive Vice President of Trans National Bank and Executive Vice President of Pan American National Bank. He is a CPA and holds a B.Sc. in Accounting and a Masters degree in banking and finance.

     Effective July 22nd 1999, David Tang CPA is the Chief Financial Officer. Mr. Tang, formerly with Price Waterhouse, has implemented strategies to reduce the Company's debt. Additionally he will be implementing international reporting procedures to provide effective financial reporting from the international operating divisions.

     Effective April 2nd 1999, Helen T. Rivilla is the Secretary of the Company. She is an international attorney practicing law both in the USA and the Philippines. She is well versed in international commerce.

     Effective June 30th 1999, Ambassador Ramon A. Tirol was appointed a Director of the Company. He is an attorney, and will focus on structuring international telecommunication and trade agreements in the Asian-Pacific region. He is a former Philippine Ambassador to Brunei and a former Commercial Attach to Bonn, Germany.

     Effective June 30, 1999, Roberto S. Sebastian B.Sc. is the Vice President representing the Philippines, and a Director of the Company. He was Philippine Ambassador to the World Trade Organization, and former Secretary of Agriculture of the Philippines, Chairman for the Area Development Project (GATT Legislation) He is also President of Marsman-Drysdale Estate Plantation Inc. He brings his international network and marketing skills to the Company. He will oversee the plantation development and international export operations of BHFC, now a wholly owned subsidiary of GTMI.

     Effective April 2nd 1999, YAM (His Royal Highness) PG.ANAK HJ. ABDUL WADOOD BOLKIAH BIN PLSCN PG ANAK ABDUL AZIZ, Prince Wadood Bolkiah is the eldest nephew of the Sultan of Brunei, effective is Vice President and Director of the Company. He is the Chairman of the Brunei National Broadcast Media, BK Vision BSB Broadcast Media; Sebkcomm Technology, Communication, in Brunei and Chairman of BK Network Advertising Marketing Promotions BSB Brunei.

     Effective June, 30th 1999, Gen. Renato S. de Villa B.Sc., is a Director of the Company Gen. De Villa, 4-Star General Chief of Staff and former Secretary of Defense in the Philippines is also Chairman of the Board of Bentley House Furniture Company, He was a Presidential candidate in 1998 and holds an MA in Business Management and a Bachelor of Science in Economics.

     Joemari D. Gerochi, B.Sc. MBAEffective June 30th, 1999, is a Director of the Company. He was consultant to the World Bank on Agriculture and Philippines GATT-UR representative. He was Federal Undersecretary of Agriculture until 1998 and holds a Bachelor of Science in Economics and a Masters in Business Administration.

     Paul Graham, Atlanta sales manager, he joined the Company in December 1996. Prior to joining the Company, he built and operated The Racquetball Spa, a premier multi-faceted fitness center and racquetball club in Connecticut. He was for three years national sales director for Voyager Networks, Inc. where his responsibilities included management and training of Company sales agents as well as the development of Company sales and marketing strategy. Mr. Graham has been retained by the Company to specialize in marketing agreements and strategic alliances.

EMPLOYEES
---------

     As of September 30th, 1999, the Company had 247 full-time employees, including executive personnel and approximately 100 contractual employees. See "Business - Management Team" and "Management's Discussion and Analysis or Plan of Operation."

     The Company intends to hire additional personnel as the development of the Company's business and additional financing for operations makes such action appropriate. The change of key personnel has had no adverse effect on the Company's business. The Company has retained qualified personnel knowledgeable of the Company's industry as consultants to re-build the telecom business and such personnel have agreed to become full time executive staff as soon as revenues permit.

GOVERNMENT  REGULATION
----------------------

     The Company intends to provide telecommunications services subject to the rules and regulation of both state and federal regulatory agencies. Interstate telecommunications services are governed by the rules and regulations of the FCC, while intrastate telecommunications services (or services provided within a state's geographic boundaries) are governed by the particular state regulatory authorities having jurisdiction within that state. During the last quarter of 1995 and the first three quarters of 1996, the Company applied for and received authority to act as a Carrier for domestic and international telecommunications. The Company was licensed in most US states and its FCC International 214 authority enables the Company to provide telecommunications services from the United States to termination points outside the country.

SPECIFIC  LICENSING  REQUIREMENTS
---------------------------------

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

FORWARD  LOOKING  STATEMENTS.
-----------------------------

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

SUPPLEMENTARY  DATA
-------------------

      Although the Company was formed in 1984, it had many of the characteristics of a development stage Company. Since the acquisition of Bentley House Furniture Company, change of management, the formation of BentleyTel.com and subsequent international Company acquisitions, all of which own their proprietary equipment, the Company has become an asset based manufacturing, construction and telecommunications corporation. The Company has been pre-approved for financing in the amount of $12.5 million. The amount comprises a mezzanine loan of $2.5 million with a long term loan of $10 million for hotel and housing construction. In addition the Company is negotiating an additional financing via a 2-year convertible redeemable debenture for $5 million @ $10.00 per share or 85% of the share value at the date of conversion.

     The new management has significantly reduced the companies current liabilities and has resolved the majority of the Company's litigation by cash settlement, bank instrument or part cash and stock on conditions favorable to the Company. The previous management failed to remit payroll withholding taxes which resulted in the Company's liability of more than $600,000 to the Internal Revenue Service. New management has remitted a cash payment of $300,000 and is engaged in a workout program with the IRS regarding the balance.

     The new management will engage in recovery of the Company's assets and is committed to capitalizing on any previous arrangements for technology which have not yet been utilized. The implementation of new management's business plan and development program will result ultimately, in the attainment of profitable operations. The Company is confident on obtaining adequate financing to fulfill its development activities and achieving a level of international sales adequate to support the Company's international expansion.

     The Company is working to obtain financing which should enable it to make a successful transition to profitable operations. Management's mission is to develop and maintain a market share in an industry characterized by explosive growth. The Company's ability to operate as a national and international carrier is now less dependent on financing and more reliant on the solid platforms of joint ventures which the Company has entered into and hard assets which the company owns.

COMPETITION.
------------

     The telecommunications industry is characterized by strong competition from companies of all sizes and capacities for technological and marketing innovation. Most of the Company's competitors have more significant operating histories, larger and more varied customer bases, better known names in the marketplace, greater technical resources, longer relationships with licensed carriers and far better financial resources. The Company has however identified the BIMP-EAGA countries of Brunei, Indonesia, Philippines, Malaysia and Australia as growth areas which enjoy significantly higher calling costs. The Company, with an intimate knowledge of the marketplace can offer the public a unique combination of communications services. This strategy should allow BentleyTel.com to succeed at providing low-cost telecommunications to the marketplace while providing a healthy margin for the Company.

ABILITY  TO  MANAGE  NEW  BUSINESSES.
-------------------------------------

     The core businesses which make up BHFC have been in existence for 45 years, 25 years and 23 years, respectively, and the majority of personnel have been retained. With respect to the telecommunications business, the Company is not only a re-seller of another carrier's services but a true potential partner for major carriers. Through its subsidiary, BentleyTel.com, the Company has its own hardware already deployed in the emerging East-Asian market including Australia. See "Business."

KEY  PERSONNEL.
---------------

      The Company is dependent upon the skills of its new management teams. Every subsidiary has an experienced team of executives with many years in their respective industries. The key members are Presidents or Executive Vice presidents of the various subsidiaries. As such the key members have either formed or built-up the business or are long time senior employees with stock in the Company and therefore should demonstrate loyalty in building up and expanding the infrastructure development and Telecom industry in their country. The Company will buy key-man life insurance for senior management and key employees of the Company. See "Business - the Company's Management Team" and "Management."

     Limited Public Market for Common stock. There is currently a limited public market for the Common stock, due to a lack of awareness regarding the significant restructuring of the Company. In that regard the Company has retained KCSA Worldwide, with offices at 800 Second Avenue, New York to act in the areas of public and investor relations and corporate and marketing communications. The Company believes KCSA will provide superior public relations and marketing support needed in the development of a market for the sale of common stock. Further, the market price for the common stock may continue to be volatile depending on a number of factors, including new business performance, industry dynamics, news announcements, significant international revenue, commencement of housing construction and changes or improvements in the general economy.

     Disclosure Relating to Low-priced Stocks. The Company's common stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin which is generally considered to be less efficient markets than markets such as NASDAQ, AMEX or other national exchanges. The Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15
(g) of the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the Company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. In addition, NASDAQ has announced its intentions to make its trading rules for "penny stocks" even more stringent. Many brokers have decided not to trade
"penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited and may decline further due to the pending additional NASDAQ rules. The new management's strategy is to re-list on the NASDAQ or another major exchange by 1st quarter 2000. The Company qualifies in all areas other than stock price. The Company has announced a reverse split of its stock in order to qualify in this area. The Company believes its earnings and new business can support the stock following the reverse split.

     Certain Registration Rights. The Company has entered into various agreements pursuant to which certain holders of the Company's outstanding common stock have been granted the right, under various circumstances, to have Common stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by the Company. Of the issued and outstanding Common stock as of April 12, 1999, a total of 2,389,932 shares may be the subject of future registration statements pursuant to the terms of such agreements. In addition, as of April 12, 1999, there are warrants to acquire 7,025,767 shares of Common stock which may be exercised through January 31, 2000, and which carry certain piggyback registration rights. Any such registration statement may have a material adverse effect on the market price for the Company's Common stock resulting from the increased number of free trading shares of common stock in the market

DIVIDENDS  ON  COMMON  STOCK.
-----------------------------

     The Company has paid no dividends on its Common stock as of March 31, 1999. The Company does however plan to pay dividends on the Common stock in the future. The Company will explore a plan to pay dividends as soon as a profit benchmark is achieved and expansion plans permit.

     Shares Eligible for Future Sale. The Company has announced a reverse split of its shares subject to a shareholders meeting to be held in the 4th quarter of 1999. The exact level of reverse split is still the subject of evaluation. As of April 12, 1999, 2,389,932 shares may be the subject of future registration statements pursuant to the terms of certain agreements between the Company and certain of its stockholders. However, the Company believes a reverse split is expected to stabilize the market and give the shares a better value and reduce the effect of shares issued pursuant to warrants or options.

     The Company also reserved 218 shares of series "A" preferred shares to be issued to the principals of CyberAir Communications Inc., Chairman, Charles Lewis and President Robert Dietreich. The shares will be issued upon confirmation of the primary marketing agreement and satisfactory demonstration of the CyberAir technology. Upon issuance, these shares will be restricted as CyberAir principals are considered affiliates

MAJOR  EXCHANGE  LISTING
------------------------

     The Company intends to apply for listing on a major exchange by 1st quarter 2000.


ITEM  2.  DESCRIPTION  OF  PROPERTIES.
--------------------------------------

a) In August 1999, the Company has entered into a month to month operating lease at 4675 MacArthur Court, Suite 420, Newport Beach, CA 92660. The monthly rental is $3,450 and the lease is with an unaffiliated third party. The Company has built an office/factory complex, located in the tax and duty free zone in Davao City Philippines. The eight acre compound contains a three acre facility to manufacture furniture. This secure compound totals 8 acres with 3 acres under roof. This eight million dollar two story facility houses the Company's Pacific corporate offices and manufacturing facility. The facility manufactures and exports high quality hotel and resort furniture.

b) The Company has an 8.5 acre telephone pole manufacturing facility , BHFC Creosoting Inc. purchased in 1998 and located in Butuan city, Philippines. It features a private loading pier and ship-side facilities. This facility was built and in operation since 1976. It manufactures telephone poles primarily for the Philippine government.

c) Company has a 50% interest in Bunsaco Inc. a former Mitsui sawmill in Butuan City, which is fully licensed and operating. Round logs are transported from the plantation to this mill which processes the logs into boards and sells the boards to the local market and supplies the furniture factory.

ITEM  3.  LEGAL  PROCEEDINGS  as  at  9-30/99
---------------------------------------------

     Walsh  Litigation.  On  June  11,  1996,  a complaint was filed against the
     -----------------
Company by John Walsh, a former employee in the Superior Court of Fulton County, Georgia (Civil Action No. E494660), In August 1999, the parties accepted a settlement of $305,000 $5,000 was paid in cash, $200,000 will be paid in cash and $100,000 in stock following the shareholders meeting. Following final payment the Company will recover the 250,000 shares held in escrow.

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

     Although the Company was successful in reaching a compromise settlement of this action, its inability to make payment of the settlement amount in January 1998 resulted in a summary judgment against the Company for $250,000. The
Company  has  entered  into  a  negotiated  cash  settlement  in  this  matter.

     RBB Bank-Khalifa Litigation.  On or about July 30 1996 and August 28, 1996,
     ---------------------------
the Company issued the aggregate par principal amount of $6,683,333 of certain 3% Convertible Debentures, due August 15, 1998 (the "Debentures"), as follows:
(i) RBB Bank Aktiengesselschaft ("RBB Bank") ($4,000,000), (ii) Mohammed Ghaus Khalifa ("Khalifa") ($1,333,333), and (iii) Canadian Imperial Bank of Commerce ("CIBC") ($1,350,000) (collectively, the "Debenture holders"). The Company has finalized a negotiated settlement of these disagreements providing for payment of $1,000,000 to Khalifa, and $3,417,667 to RBB Bank over a period of 6 months commencing after the shareholders meeting. The settlement calls for conversions every 45 days, at market rate in either cash, or stock at the Company's choice.

     Trident  Litigation.  On  October 8, l997, the Company filed a complaint in
     -------------------
the Superior Court of Fulton County, State of Georgia (Civil Action #E-62102) against Trident Communications Corp., Wail H. Alkhatib and Daniel G. Kuttab (collectively, "Trident") alleging breach of contract, both oral and written, fraud, unjust enrichment, and detrimental reliance among its counts. On June 9, 1999, the Company entered into a settlement agreement with Trident, pursuant to which, Trident has paid $112,400.00, and 950,000 of Trident's shares were recovered by the Company
     WorldCom/WilTel  Litigation.  On  August  29,  1997,  a complaint was filed
     ---------------------------
against the Company by WorldCom Network Services, Inc. d/b/a WilTel in the State Court of Dekalb County, Georgia (Action No. 97A-36948-3) seeking recovery of approximately $6 million for payment of services rendered as well as fees for attorneys and court costs. New management has entered into dialogue with Worldcom and both parties have agreed to postpone any legal action The Company will present a plan to pay-off the liability by purchasing national and international long-distance from WorldCom at favorable rates.

     K&S  International  Communications,  Ltd  Arbitration.  The  Company  was
     -----------------------------------------------------
involved in an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd."K&S") with respect to a former agreement under which each party was to provide services to the other. The Company believes that Extelcom's claims are without substantial merit but due to the nature of the arbitration process, at the end of 1997 elected to increase its litigation reserves by an amount in excess of $1,000,000 for the potential liability claim by Extelcom. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. The Company has settled the matter with the payment of $325,000 via a bank instrument, due on December 31st 1999.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
----------------------------------------------------------------------

     There  have  not  been any matters submitted to a vote of Security Holders.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  STOCK  EQUITY  AND  RELATED  STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

     As of September April 12th 1999, the authorized capital stock of the Company consisted of 75,000,000 shares of common stock, par value $0.004 per share (the "Common stock") and 10,000,000 shares of preferred stock, par value $0.004 per share (the "Preferred Stock"). As of April 12, 1999, there were issued and outstanding 75,000,000 shares of common stock, options and warrants to purchase 7,025,767 shares of common stock at prices ranging from $0.10 to $2.50.

     The Company's common stock has been listed for trading in the over-the-counter Bulletin Board ("OTCB") market since July, 1995 and is quoted on the OTCB or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "GTMI." The number of shares of common stock issued and outstanding as of April 12, 1999, was approximately 75,000,000. The bid and asked sales prices of the common stock, as traded in the OTCB market, on September 30th 1999, were approximately $ 0.21 and $0.21 respectively. The quarterly range of high and low bid prices for the past two years were as follows:

                                Bid Prices                   Asked Prices
                             High        Low              High           Low

Year  Ended  December  31,  1997
 1st  Quarter               0.938          0.625          0.969          0.453
 2nd  Quarter               1.156          0.469          1.219          0.500
 3rd  Quarter               0.750          0.370          0.781          0.400
 4th  Quarter               0.625          0.380          0.656          0.410

Year  Ended  December  31,  1998
 1st  Quarter               0.290          0.070          0.380          0.080
 2nd  Quarter               0.720          0.300          0.730          0.310
 3rd  Quarter               0.455          0.125          0.465          0.130
 4th  Quarter               0.380          0.125          0.390          0.133

1st  Quarter  Ended  March  13,  1999
                            0.364          0.125          0.375          0.130

     These prices are based upon quotations between dealers, without adjustments for retail mark-ups, markdowns or commissions, and therefore may not represent actual transactions.

     The transfer agent for the Company is American Stock Transfer and Trust Company.

     Discussions of sales of unregistered stock over the last 3 years. The Company's securities are now traded on the OTCBB, an electronic trading system under the general oversight of National Association of Securities Dealers an involve self-regulated markets in the company's stock, which are legally required to be registered broker dealers. The OTCBB is a quotation service which displays real-time quotes, last-sale prices, and volume information for domestic and certain foreign securities. The regulations applicable to stocks trading on the OTCBB have recently been upgraded to impose significant new financial reporting requirements on such companies. Subject to a phase-in period starting June, 1999, market makers will not be permitted to quote stock prices on the OTCBB unless the issuer has registered with the Securities and Exchange Commission (SEC) or other applicable agency, and submitted the required periodic reports, including the form 10KSB, and other applicable reports to other such agency.

Information  required  by  item  701  of  Regulation  SB.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.
---------------------------------------------------------------------------

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

OVERVIEW  OF  PRESENTATION.
---------------------------

     The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

     The Company, which was formed on December 31, 1984 has primarily engaged in the provision of telecommunications services to individuals and small businesses. Such telecommunications services included, but were not limited to, domestic and international long distance, prepaid calling cards, interactive voice mail and other enhanced voice recognition services. During 1998 the Company operated two separate, but related, businesses: (i) the telecommunications business; (ii) the carrier sales business; In February 1998, the Company suspended operations of its Vision 21, Inc. network marketing subsidiary and the provision of telecommunications services to individuals and small businesses as part of its restructuring to focus on its wholesale lines of business.
     On October 1, 1996, at the point when the Company had become certified as a carrier in a number of jurisdictions, the Company entered into a 45-month agreement with WilTel Communications, Inc. ("WilTel") pursuant to which WilTel agreed to provide the Company with certain telecommunications services. WilTel was able to supply the Company with unlimited capacity to transmit calls both domestically and overseas. WilTel is one of the major long distance carriers in the United States and was the principal provider to the Company of long distance service. In August 1997, WilTel discontinued all services under its agreement

      WilTel also provided, among other things, transmission services for customers' calls, that the customer initiates by transmitting calls through the Company's switches. WilTel also provided special 800 access lines, dedicated lines for high volumes of traffic and other services, which were designed to permit the Company to package its services competitively in the market. The Company's minimum monthly commitment to WilTel of $250,000 started at the end of June 1997; however, the monthly minimums have not been asserted as an issue in the litigation discussed under "Legal Proceedings."

     As of November 15, 1996, the Company acquired substantially all of the assets of the business of Finish Line Collectibles, Inc. and two related corporations ("Finish Line"), pursuant to the terms of an asset purchase agreement (the "Finish Line Agreement"). The consideration was the assumption by a wholly owned subsidiary of liabilities related to the business equal to $694,000.

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

     As of January 2, 1997, the Company acquired substantially all of the assets and assumed certain liabilities related to the Internet service provider business of Log On America, Inc. ("LOA"). The consideration for the acquisition was assumption of liabilities of approximately $241,000. In the fourth quarter of 1997, the Company determined that it did not have sufficient resources to finance LOA's expansion costs, and elected to sell all of the stock of LOA to a group led by LOA management. In a transaction closed in January 1998 the Company received as consideration a twelve-month interest-bearing note for $100,000 and a full release and indemnification from all future liabilities of LOA. The Company recorded a gain of approximately $246,000 on the disposal of this business.

     The  Company  is  also  the sole shareholder of Vision 21 Travel Pros, Inc.
("Travel Pros"), incorporated in July 1997. Vision 21 marketed the services of Travel Pros which offered group tour, cruise and corporate incentive travel packages. Travel Pros also marketed its services directly to corporations, trade associations and similar entities. The Company suspended operations of Vision 21 Travel Pros, Inc. in late 1998. New management does not intend to infuse any capital into this non-performing entity.

     The Company was a sole shareholder of Vision 21, a stand-alone business and the primary means by which the Company marketed telecommunications products to the retail marketplace. In addition to communications products, the Vision 21 business consisted of a network of independent distributors ("Distributors") who market telecommunications services and products, at arms length developed by the Company and other third parties. New management does not intend to infuse any capital into this non-performing entity.

     After a period of test marketing in 1995 and 1996, the Company based on the marketplace's response, believed that it had successfully refined the business, especially the compensation plan, for nationwide launching. However, revenues for the fourth quarter 1997 and first quarter of 1998 were minimal due to the continuing problems with the Company's telecommunications network infrastructure, the inability of the IEX switches to deliver planned services and Vision 21's lack of sufficient capital to promote the travel services business. As part of its restructuring and down-sizing strategy, in February 1998 the Company decided not to continue its operations with Vision 21, and decided to concentrate on its integrated wholesale lines of business. Vision 21 has been inoperative since that time.

     All of the Company's businesses were substantially new in 1997 and as a result significant losses were incurred as the Company attempted to pursue a multifaceted business plan. Due to capital constraints and other circumstances, the Company has refocused its efforts and streamlined its operations. The Carrier Sales Business was started in January, 1997, however these operations were on hold, pending the Companies ability to resolve certain litigation and enter into separate carrier service agreements.

FINANCES  AND  RESTRUCTURING
----------------------------

      Since the share exchange with BHFC, the Company has been successful at obtaining capital through fully paid private placements in the amount of $170,000, and director's loan of $124,000. Directors are preparing to infuse another $500,000 - $1 million to assist the company in interim restructuring. The Company has received a pre-approval for a long-term loan in the amount of $12.5 million from New York finance brokers, United Institutional Investments. The loan consists of a $2.5 million mezzanine loan to be used to further reduce the existing debt and $10 million in construction loans for the housing projects.

     The Company has approved a term sheet in New York with The Malachi Group (NASD & NYSE) for the placement of a 2 year $5 million convertible debenture at US$10.00 per share. This debenture is redeemable by the Company at 115% .

     As part of the restructuring, the Company acquired a Nevada corporation called BentleyTel.com, Inc. BentleyTel will assume the further financing for the development of UltraPulse and other technologies. The Company will own the majority of the shares of BentleyTel.com, and additional BentleyTel.com shares will be exchanged for 100% of the shares of Octa4 Pty. Ltd. 3G Communications Inc. and DynaSem Communications Sdn. Bhd. This group of companies are engaged in providing and developing Internet services, voice over the Internet, e-commerce, secured funds transfer, long-distance and international long distance, and technology training and support.

     BentleyTel.com's management has approved a share exchange with NextGen Telcom. NextGen is a high tech marketing company which focuses on building distribution systems for companies involved in domestic and international long distance, prepaid phone cards, Internet access and website design. Upon the successful completion of the share exchange, NextGen will draw on its expertise in telecommunications marketing to establish and implement an international distribution network which will feature BentleyTel.com products and services.

     BentleyTel.com will have National and International phone cards and related products available for sale to the public in the 4th quarter 1999. These cards will also be available in the BIMP-EAGA countries in early 2000. Additional financing is being sought to finance the telecommunication operations and related services as well as the operations in hotels, furniture and government housing construction.

     The Company has resolved most of its litigation and hopes to able to resolve the remaining litigation within 180 days. The Company will generate revenue in the fourth quarter of 1999 and future years. The income and resulting profits are dependent the Company's ability to manage its core construction businesses, and its telecommunication divisions. The strategy of the Company was to develop a strategic alliance with various technology companies through mergers and acquisitions. Acquisitions were made of companies possessing substantial market share in their industries and technological advantages. The current management of BHFC have been in the same business for over 18 years.


YEAR  2000  COMPLIANCE.
-----------------------

     The Company's administrative operations have been reviewed for Year 2000 Compliance. All divisions of the Company are Year 2000 compliant. Some remaining operations, such as non-essential personal computers and non-financial software products, can be easily upgraded at nominal cost and inconvenience. The Company has consulted an external consultant with respect to the Company's internal accounting software system, and has purchased new equipment to ensure it is Year 2000 compliant.

     The following discussion reflects the financial condition and results of operations of the Company for the years ended December 31, 1998 and 1997. Because of these material changes to the Company and new management these past results are not indicative of future performance.

     RESULTS  OF  OPERATIONS  FOR  PERIOD  ENDED  DECEMBER  31  1998  AND  1997.

     The Company's revenues decreased from $ 11,674,739 in 1997 to $0 in 1998, a decrease of 100%. This decrease in sales was largely attributable to the lack of revenues associated with the Company's canceled prepaid calling card contract with Trident Communications Corp., which, in turn, led to litigation and substantial increases in the reserve for bad debts.

     During 1998, as compared with 1997, the cost of services sold decreased from $12,649,083 to $2,034,495, and the Company's operating loss decreased from $18,097,395 to $8,158,059. The decrease in cost of services was due primarily to the loss of revenue from the Trident Communications Corp. contract and the inability of the Company to act as a licensed telecommunications carrier for certain other contracts. In addition, the various costs associated with developing the portfolio of services for the Vision 21 business resulted in additional losses.

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

     Selling, general and administrative expenses decreased to $4,336,139 in 1998 as compared to $15,470,878. The decrease during 1998 was primarily the result of decreased levels of operations in the wholesale carrier business, the suspension of operations of the Company's Vision 21, Inc, as well as the suspension of the initial phase of the Company's enhanced services platform. The Company incurred additional legal and professional fees of approximately $460,000 during 1998.

     Interest expense for 1998 was $2,409,825 as compared to $525,847 for 1997. This increase relates directly to interest paid on debt financing and write-offs of prepaid debt financing costs obtained during 1997 and 1998. As a result of the Company's cumulative operating losses, the Company has not paid income tax since inception. In addition, the Company is approximately five quarters behind on federal and state payroll taxes, however, $300,000 has been paid towards unpaid withholding taxes. The Company is negotiating with the IRS for the payment of the balance of approximately $300,000 in installments. Discussions are currently underway with the applicable federal and state agencies to pay these balances off. As of December 31, 1998, the Company had net operating loss carry forward totaling approximately $40,720,000.

    Utilization of the Company's net operating loss may be subject to limitation under certain circumstances and accordingly the Company has elected to fully reserve against these deferred tax assets.

LIQUIDITY  AND  CAPITAL  RESOURCES.
-----------------------------------

     The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities. The Company believes that other than existing financing from long-term loans and redeemable convertible notes, the income from core businesses will be sufficient to finance the expansion and development of the Company.

     As of December 31, 1998, the Company had notes and interest payable totaling $ 8,781,218, accrued but unpaid expenses totaling $1,236,621, and current accounts payable totaling $14,029,302.

     The Company's total assets have been increased to $300,128 as at 12/31/1998 As of March 31, 1999, the Company's negative cash flow was approximately $150,000 per month. New management has significantly reduced that figure to less than $50,000 per month by the resignation of the former management , employing consultants and moving the Company to a more efficient headquarters in MacArthur Court, Newport Beach. The Company expects to have sufficient finances to operate and grow the business. Company policy dictates that it receives a letter of credit from all contracts undertaken by the construction divisions.

     ITEM  7.  FINANCIAL  STATEMENTS.
     --------------------------------

     The financial statements required by this Item 7 are being submitted with this filing together with submission of Management's discussion and analysis or plan of operation


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
----------------------

     None.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.
---------------------------------------------------------

     The directors of the Company currently have terms which will end at the next annual meeting of the stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors

Name                                                  Position                      Age
---------------------------------  -----------------------------------------------  ---
Jonathon Bentley-Stevens           Chairman of the Board                             45
                                   Director, Chief Executive
                                   Officer and President

Regina S. Peralta                  Executive  Vice President                         39
                                   and Director

YAM (his royal highness) PG.ANAK   Vice President, Director                          30
                                   HJ. ABDUL WADOOD BOLKIAH BIN
                                   PLSCN PG ANAK ABDUL AZIZ, Prince Wadood Bolkiah

David Tang, CPA                    Chief Financial Officer                           39

Rene Fruto                         Chief Operating Officer                           52

Ambassador Ramon A. Tirol,         Director                                          70

Roberto S. Sebastian B.Sc. MBA,    Director                                          53

Gen. Renato S. de Villa B.Sc. MBA  Director                                          55

Joemari D. Gerochi, B.Sc. MBA.     Director                                          48

     Compliance with Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"). Section 16(a) of the Exchange Act requires the Company's directors and executive officers and beneficial holders of more than 10% of the Company's Common stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms, or on written representations from certain reporting persons that no other reports were required for such persons, except for those reports discussed in the next paragraph, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the ended December 31, 1998 were timely filed.

     CIBC and Khalifa have filed Form 13D in respect of their acquisition of certain 3% debentures issued by the Company, but the Company has not received copies of any filings by CIBC, Khalifa or RBB Bank of any filings which may be required under Section 16 of the Exchange Act. See "Legal Proceedings."

ITEM  10.  EXECUTIVE  COMPENSATION.
-----------------------------------

     Effective January 27, 1997, the Company entered into a revised and restated employment agreement with McClain, as the Chief Executive Officer of the Company, the terms of which are as follows: (a) the term of the employment agreement is ten years from the effective date, which term is automatically renewed by one month at the end of each month; (b) the base salary is $125,000 annually, increased by ten percent each year; (c) a performance bonus equal to 7.5% of the net income before taxes of the Company for any year; (d) a revenue bonus equal to 10,000 shares of the Company's Common stock for each increment of $250,000 by which the Company's gross monthly revenues exceed those of the prior month, starting from a base of $450,000; (e) 1,000 shares of a class of convertible preferred stock to be authorized by the Company, subject to terms of such class of preferred stock as are agreed to by the parties hereto; (f) any other bonus, supplemental or incentive compensation as may be approved by the Board of Directors; (g) non-qualified options to acquire up to 1,600,000 shares of the Company's Common stock at an exercise price of $0.41 per share; and
(h) a trigger to receive all unpaid compensation, whether or not earned, upon the occurrence of a change in control of the Company. For purposes of the employment agreement, change in control (25%) of either the outstanding shares of Common stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally, or (ii) the approval by the stockholders of the Company of a reorganization, merger or consolidation, in which persons who were stockholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own or control more than fifty percent (50%) of the combined voting power entitled to vote generally in the election of directors of the surviving corporation of such reorganization merger or consolidation of the Company or of the sale of all or substantially all of the Company's assets, PURSUANT TO THE RESIGNATION OF RODERICK MCCLAIN ON MARCH 31ST 1999, THE BOARD OF DIRECTORS HAS CANCELED ALL NON-EXERCISED OPTIONS.

     The Company entered into an employment agreement with Herbert S. Perman ("Perman"), dated October 1, 1995, amended February 1, 1996 and amended October 22, 1998. Pursuant to the Perman Agreement, which expires on December 31, 2002, Perman was employed as the Company's Chief Financial Officer and is compensated with an annual salary, as of October 22, 1998, of $115,000, a one-time grant of 150,000 shares of the Company's Common stock and a one-time grant of options to acquire 50,000 shares of the Company's Common stock at an exercise price of $1.00 per share. Mr. Perman's options for the 50,000 shares expired in 1997. In addition, Mr. Perman shares in the Company's Executive Stock Bonus Plan, which provides for the issuance of shares of Common stock upon increase of gross monthly revenues over a base of $450,000. On March 3, 1998, the Board of Directors granted Mr. Perman options to acquire 350,000 at an exercise price of $0.10 per share. PURSUANT TO THE RESIGNATION OF HERB PERMAN THE BOARD OF DIRECTORS HAS CANCELED ALL NON-EXERCISED OPTIONS.

     The Company entered into an employment agreement with Geoffrey McClain, dated May 25, 1995, amended February 1, 1996, amended February 1, 1997 and October 22, 1998. Pursuant to the Geoffrey McClain Agreement, which expires December 31, 2002. Geoffrey McClain was employed as the Company's Senior vice-president and is compensated with an annual salary, as of February 1, 1997, of $98,000. In addition, Geoffrey McClain shares in the Company's Executive Stock Bonus Plan, which provides for the issuance of shares of Common stock upon increase of gross monthly revenues over a base of $450,000. On March 3, 1998, the Board of Directors granted Geoffrey McClain options to acquire 750,000 at an exercise price of $0.10 per share. PURSUANT TO THE RESIGNATION OF GEOFFREY
MCCLAIN  THE  BOARD  OF  DIRECTORS  HAS  CANCELED  ALL  NON-EXERCISED  OPTIONS.

PURSUANT  TO  THE  RESIGNATION  OF  RODERICK MCCLAIN, GEOFFREY MCCLAIN AND  HERB
PERMAN ON MARCH 31ST 1999, ALL EMPLOYMENT AGREEMENTS WERE CANCELED WHICH INCLUDED BONUSES AND BENEFITS.

SUMMARY  COMPENSATION  TABLE.
----------------------------

     The following table sets forth certain information concerning compensation of certain of the Company's executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December, 1998 and 1997:

                                            SUMMARY COMPENSATION TABLE
                                            --------------------------


(a)                              (b)     (c)      (d)      (e)         (f)          (g)        (h)        (I)
Name and                                                  Other    Restricted   Securities     LTIP    All Other
Principal                       Year    Salary   Bonus   Compen-     Awards      Options/    Payouts    Compen-
Position                                 ($)      ($)     sation       ($)       SARs (#)      ($)     sation($)

Jonathon Bentley-Stevens         1999         0       0         0            0            0         0           0
CEO (Paid by BHFC Philippines)
Roderick A. McClain              1998   151,250       0         0            0            0         0           0
CEO
Roderick A. McClain              1997   137,000       0         0            0            0         0           0
CEO

OPTION/SAR  GRANTS  TABLE  DURING  LAST  FISCAL  YEAR.
-----------------------------------------------------

     No  options  or  SARs  were  granted  to  the  named  executives  in  1998.

OPTION  REPRICINGS  (now  canceled)
-----------------------------------

     The following table sets forth certain information with respect to the repricing during 1997 of stock options previously granted to the named
Executives:

                                                                                                     Length of
                              Securities             Market Price                                   Option Term
                      Underlying Number of Stock    Exercise Price                                  Remaining on
                            of Options/SARs           at Time of       at Time of         New         Date of
                              Repriced or            Repricing or     Repricing or     Exercise     Repricing or
Name           Date           Amended (#)           Amendment ($)    Amendment ($)     Price ($)     Amendment
R.A. McClain  3/3/98                    1,600,000  $          0.075  $         0.41  $        0.10       8 years

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

Name  and Address of Beneficial Owner          Number of Shares          Percent
-------------------------------------          ----------------          -------
Roderick  A.  McClain  1,2                            2,690,568             3.59
Allyson  Rodriguez  1,2                               2,690,568             3.59
Geoffrey  F.  McClain  1,5                            1,030,820             1.37
Herbert  S.  Perman  1,6                                500,000             0.67
Bentley  House  Furniture Company, Inc.              29,595,139            39.46
RBB  Bank  Aktiengesellschaft  3                     10,543,210            14.06
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

(1) The address for each of these persons is the Company's principal executive office, located at 4674 MacArthur Court, Suite 420, Newport Beach, CA. 92660.
(2) Mr. Roderick McClain and Ms. Rodriguez are husband and wife. Includes spouse's shares (1,090,568)
(3) Includes up to 10,543,210 shares of Common stock which under a joint agreement can not be converted after the Shareholders meeting and then partial conversion or cash payment every 45 days over a period of 6 months. The address for RBB Bank Aktiengesellschaft provided to the Company is Burgring 16, 8010 Groz, Austria. See "Legal Proceedings - RBB Bank-Khalifa Litigation."
(4)  INCLUDES 1,521,388 SHARES OF COMMON STOCK.
(5) Includes options to acquire 750,000 shares of Common stock pursuant to Board of Directors action on March 3, 1998
(6) Includes options to acquire 350,000 shares of Common stock pursuant to Board of Directors action on March 3, 1998

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------------------------------------------------------------

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

     On December 31, 1997, open account advances made by the Company to Roderick McClain totaled $226,386Effective December 31, 1997, Roderick A. McClain executed a demand promissory note, bearing interest at eight percent per annum for such amount. During 1998, the Company accrued interest increasing the amount to $244,497.

     The Company believes that the above-described transactions are as fair to the Company as could have been made with unaffiliated parties. The Company requires that transactions between the Company and its officers, directors, employees or stockholders or persons or entities affiliated with officers, directors, employees or stockholders be on terms no less favorable to the Company than it could reasonably obtain in arms-length transactions with independent third parties. Such transactions were approved by a majority of the disinterested directors of the Company.

                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
-------------------------------------------------

A.   Financial  Statements

     The financial statements required by this Item 13 are being submitted with this filing. Company will also include submission of Management's discussion and analysis or plan of operation

B.   Reports  on  Form  8-K

     None

C.   Other  Exhibits

23   Consent of Tauber & Balser, P.C.

27   Financial  Data  Schedule.

     As  attached

INCORPORATION  OF  CERTAIN  DOCUMENTS  BY  REFERENCE
----------------------------------------------------

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

                                   GLOBAL  TELEMEDIA
                                   INTERNATIONAL,  INC.



Dated:  November 17,  1999              By:  /s/ Jonathon Bentley-Stevens
                                             -----------------------------
                                             Jonathon Bentley-Stevens
                                             President/Chief  Executive  Officer
                                               Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                   GLOBAL  TELEMEDIA
                                   INTERNATIONAL,  INC.

Dated:  November  9,  1999         By:  /s/  Jonathon Bentley-Stevens
                                        -----------------------------
                                             Jonathon Bentley-Stevens
                                             President/Chief  Executive  Officer
                                               Director


Dated:  November  9,  1999         By:  /s/  David  Tang  CPA
                                        ---------------------
                                             David  Tang
                                             Chief  Financial  Officer

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                  Pages
                                                  -----
Independent Auditors' Report . . . . . . . . . .    F-1

Consolidated Balance Sheets. . . . . . . . . . .    F-2

Consolidated Statements of Operations. . . . . .    F-3

Consolidated Statements of Stockholders' Deficit    F-4

Consolidated Statements of Cash Flows. . . . . .    F-5

Notes to Consolidated Financial Statements . . .    F-7

                          INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors
Global  Telemedia  International,  Inc.
Atlanta,  Georgia

We have audited the accompanying consolidated balance sheets of Global Telemedia International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Telemedia International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's recurring losses from operations, limited capital resources, and litigation raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Tauber  &  Balser,  P.C.
Atlanta,  Georgia
August  5,  1999

                           GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                     AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1998 AND 1997


                             ASSETS
                                                                 1998           1997
                                                             -------------  -------------
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      5,189   $          -
  Accounts receivable . . . . . . . . . . . . . . . . . . .       112,400              -
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . .       150,000              -
                                                             -------------  -------------

    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .       267,589              -

PROPERTY & EQUIPMENT, net of accumulated
  depreciation of $41,130 and $26,357 in 1998 and 1997,
  respectively. . . . . . . . . . . . . . . . . . . . . . .        32,539         47,312
                                                             -------------  -------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $    300,128   $     47,312
                                                             =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . .  $          -   $     48,730
  Accounts payable. . . . . . . . . . . . . . . . . . . . .    14,029,302     11,358,907
  Accrued interest. . . . . . . . . . . . . . . . . . . . .     2,680,718        339,819
  Other accrued expenses. . . . . . . . . . . . . . . . . .     1,236,621      1,624,285
  Notes payable . . . . . . . . . . . . . . . . . . . . . .     6,100,500      6,473,878
                                                             -------------  -------------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .    24,047,141     19,845,619
                                                             -------------  -------------

STOCKHOLDERS' DEFICIT
  Common stock, $.004 par value; authorized 75,000,000
    shares; 41,732,240 and 22,170,700 shares issued and
    outstanding in 1998 and 1997, respectively. . . . . . .       166,929         88,666
  Additional paid-in capital. . . . . . . . . . . . . . . .     8,678,151      4,857,061
  Note receivable from stock sale . . . . . . . . . . . . .             -       (310,000)
  Accumulated deficit since October 1, 1995, in addition to
    $13,188,000 eliminated in quasi-reorganization. . . . .   (32,592,093)   (24,434,034)
                                                             -------------  -------------

    TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . .   (23,747,013)   (19,798,307)
                                                             -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . .  $    300,128   $     47,312
                                                             =============  =============

    The accompanying notes are an integral part of these consolidated financial statements.


                                               GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                                         AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                          FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                         Additional    Stockholder                      Total
                                                     Common Stock          Paid-in        Note        Accumulated    Stockholders'
                                                 ----------  ----------
                                                   Shares    Par Value     Capital     Receivable       Deficit        Deficit
                                                 ----------  ----------  -----------  -------------  -------------  --------------
BALANCE, DECEMBER 31, 1996. . . . . . . . . . .  16,242,386  $   64,953  $ 1,971,700  $          -   $ (6,336,639)  $  (4,299,986)

Note receivable from sale of stock. . . . . . .           -           -            -      (310,000)             -        (310,000)
Sale of stock . . . . . . . . . . . . . . . . .   1,010,000       4,040      375,960             -              -         380,000
Shares issued to consultants. . . . . . . . . .   1,215,895       4,864      641,529             -              -         646,393
Shares issued to employees for compensation . .     135,550         542        6,235             -              -           6,777
Exercise of warrants. . . . . . . . . . . . . .   2,200,000       8,800      935,210             -              -         944,000
Conversion of notes payable . . . . . . . . . .   1,366,869       5,467      926,427             -              -         931,894
Net loss. . . . . . . . . . . . . . . . . . . .           -           -            -             -    (18,097,395)    (18,097,395)
                                                 ----------  ----------  -----------  -------------  -------------  --------------

BALANCE, DECEMBER 31, 1997. . . . . . . . . . .  22,170,700      88,666    4,857,061      (310,000)   (24,434,034)    (19,798,307)

Write-off of note receivable from sale of stock           -           -            -       310,000              -         310,000
Sale of stock . . . . . . . . . . . . . . . . .   6,444,987      25,797      432,942             -              -         458,739
Shares issued to consultants. . . . . . . . . .     205,000         820       52,280             -              -          53,100
Shares issued to employees for compensation . .     210,000         840      133,360             -              -         134,200
Exercise of warrants. . . . . . . . . . . . . .   3,121,544      12,486      395,441             -              -         407,927

Shares issued to consultants upon exercise
   of warrants. . . . . . . . . . . . . . . . .   6,139,190      24,557    1,569,747             -              -       1,594,304
Conversion of notes payable . . . . . . . . . .   3,440,819      13,763    1,237,320             -              -       1,251,083
Net loss. . . . . . . . . . . . . . . . . . . .           -           -            -             -     (8,158,059)     (8,158,059)
                                                 ----------  ----------  -----------  -------------  -------------  --------------

BALANCE, DECEMBER 31, 1998. . . . . . . . . . .  41,732,240  $  166,929  $ 8,678,151  $          -   $(32,592,093)  $ (23,747,013)
                                                 ==========  ==========  ===========  =============  =============  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                           1998          1997
                                                       ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss. . . . . . . . . . . . . . . . . . . . . .  $(8,158,059)  $(18,097,395)
                                                       ------------  -------------
  Adjustments:
    Depreciation and amortization:
      Depreciation. . . . . . . . . . . . . . . . . .       14,773        510,947
      Amortization of discount on notes payable . . .      570,455        815,667
      Write off of goodwill . . . . . . . . . . . . .            -        241,122
    Bad debts . . . . . . . . . . . . . . . . . . . .      395,933      7,309,917
    Stock issued for services . . . . . . . . . . . .    1,781,604        653,170
    Gain on sale of intangible asset. . . . . . . . .     (500,000)             -
    Loss (gain) on disposal of building and equipment      (10,000)     1,126,326
    Gain on disposal of subsidiary. . . . . . . . . .            -       (246,035)
    Changes in:
      Accounts receivable . . . . . . . . . . . . . .     (198,333)    (7,131,591)
      Inventory . . . . . . . . . . . . . . . . . . .            -        479,322
      Other current assets. . . . . . . . . . . . . .     (150,000)       150,317
      Accounts payable. . . . . . . . . . . . . . . .    2,670,395     10,518,476
      Accrued interest. . . . . . . . . . . . . . . .    2,340,899        170,301
      Other accrued expenses. . . . . . . . . . . . .     (319,914)       879,214
                                                       ------------  -------------
        Total Adjustments . . . . . . . . . . . . . .    6,595,812     15,477,153
                                                       ------------  -------------
NET CASH USED BY OPERATING ACTIVITIES . . . . . . . .   (1,562,247)    (2,620,242)
                                                       ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment . . . . . . .            -        (77,872)
  Return of deposit for purchase of equipment . . . .            -        650,000
  Proceeds from sale of intangible asset. . . . . . .      500,000              -
  Proceeds from sale of equipment . . . . . . . . . .       10,000         20,283
                                                       ------------  -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES . . . . . .      510,000        592,411
                                                       ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on notes payable . . . . . . . . . . . .      239,500        782,432
  Proceeds from issuance of common stock. . . . . . .      866,666      1,394,980
  Payments on notes payable . . . . . . . . . . . . .            -       (219,351)
  Decrease in bank overdraft. . . . . . . . . . . . .      (48,730)             -
                                                       ------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . .    1,057,436      1,958,061
                                                       ------------  -------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . .        5,189        (69,770)

CASH, BEGINNING OF YEAR . . . . . . . . . . . . . . .            -         69,770
                                                       ------------  -------------

CASH, END OF YEAR . . . . . . . . . . . . . . . . . .  $     5,189   $          -
                                                       ============  =============

    The accompanying notes are an integral part of these consolidated financial statements.

                        GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                               1998         1997
                                                            ----------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
  Cash paid for interest . . . . . . . . . . . . . . . . .  $    1,176  $     7,823
                                                            ==========  ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

Details of acquisition:
  Fair value of assets acquired. . . . . . . . . . . . . .  $        -  $    92,186
  Goodwill established . . . . . . . . . . . . . . . . . .  $        -  $   149,182
  Liabilities assumed. . . . . . . . . . . . . . . . . . .  $        -  $   241,368

Details of disposal:
  Goodwill written off . . . . . . . . . . . . . . . . . .  $        -  $   241,122
  Net liabilities written off. . . . . . . . . . . . . . .  $        -  $   241,122

Conversion of notes payable for common stock . . . . . . .  $1,251,083  $   931,894

Issuance of common stock for note receivable . . . . . . .  $        -  $   335,000

Acquisition of equipment for common stock. . . . . . . . .  $        -  $   840,000
Return of equipment and common stock issued on acquisition           -     (840,000)
                                                            ----------  ------------
                                                            $        -  $         -
                                                            ==========  ============

Acquisition of equipment through assumption of liabilities  $        -  $ 1,077,000
Return of equipment for liabilities owed . . . . . . . . .           -   (1,077,000)
                                                            ----------  ------------
                                                            $        -  $         -
                                                            ==========  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  BUSINESS

The Company has been engaged in the marketing of long distance telephone and related services to individuals and other customers throughout the United States. Due to a change in business focus and a lack of sufficient capital to implement its business plan, the Company generated no revenues during 1998 and there can be no assurance that the Company will continue as a going concern (see
Note  10).  In March 1999, the Company acquired Bentley House Furniture Company,
Inc. (see Note 11). Through this acquisition, the Company's business focus is to raise additional capital through financing and private placements to develop business opportunities in telecommunications, agriculture, mining, timber export, and furniture manufacturing to markets in the United States and Asia.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

CONCENTRATION  OF  CREDIT  RISK

Financial instruments which potentially subject the Company to concentration of credit risk consist of accounts receivable, which are uncollateralized.

PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost, and depreciated using the straight-line method over the estimated useful lives of the assets.

GOODWILL

The Company classified as goodwill the cost in excess of fair value of the net identifiable assets acquired from the Collectible Calling Card Business and Internet Access acquisitions. The unamortized goodwill related to these entities was written off upon their disposal in 1997.

STOCK-BASED  COMPENSATION

The Company follows Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation." Under SFAS 123, the Company recognizes compensation for services rendered by employees and consultants using a fair value methodology.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

USE  OF  ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. Significant estimates in the financial statements include the assumption the Company will continue as a going concern. This assumption could change in the near term.

NET  LOSS  PER  SHARE

Net loss per share is based on the weighted average number of common shares outstanding during each period. Dilutive potential common shares include stock options and warrants and convertible debentures. For 1998 and 1997, these shares were not considered in the calculation of net loss per share as they were anti-dilutive.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 consolidated financial statement presentation.


2.  PROPERTY  AND  EQUIPMENT

Property and equipment consisted of the following at December 31, 1998 and 1997:

                                1998     1997
                               -------  -------
Equipment . . . . . . . . . .  $63,669  $63,669
Furniture and fixtures. . . .   10,000   10,000
                               -------  -------
                                73,669   73,669
Less accumulated depreciation   41,130   26,357
                               -------  -------
                               $32,539  $47,312
                               =======  =======

Depreciation expense for the years ended December 31, 1998 and 1997 was $14,773 and $162,335, respectively.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


3.  NOTES  PAYABLE  AND  LITIGATION

Notes  payable  consisted  of  the  following  at  December  31,  1998 and 1997:

                                                                     1998        1997
                                                                  ----------  ----------
  Various demand notes, interest rate 0% - 18% . . . . . . . . .  $  669,500  $  645,000
  3% convertible debentures. . . . . . . . . . . . . . . . . . .   5,266,000   5,828,878
  9% note payable to a corporation, due April 1999, in default, convertible into shares of the Company's common
    stock in accordance with the note provisions, secured
    by a security interest in a prepaid expense of the
    Company and personally guaranteed by the President/
    CEO of the Company . . . . . . . . . . . . . . . . . . . . .     165,000           -
                                                                  ----------  ----------
                                                                  $6,100,500  $6,473,878
                                                                  ==========  ==========

During April 1996, the Company sold $250,000 of various floating rate notes. These notes are payable on demand and were in default at December 31, 1998 and 1997.

In November 1997, the Company entered into a note payable to a corporation in the amount of $250,000. This note payable was due in January, 1998 and is currently in default.

From July 30, 1996 through August 28, 1996, the Company sold $6,683,333 of 3% convertible debentures at a discount with an effective interest rate of approximately 14.5%. The unamortized discount at December 31, 1998 and 1997 was $0 and $570,455, respectively. The convertible debentures were to mature August 15, 1998 and could be paid in cash or in common stock.

During the period from November 15, 1996 through January 3, 1997, the Company received a number of requests for conversion of the par principal amount plus accrued interest of the 3% convertible debt into unrestricted shares of common stock. The Company took the position that the debenture holders had not complied with the terms of the Subscription Documents and, accordingly, did not issue shares pursuant to the requests.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


3.  NOTES  PAYABLE  AND  LITIGATION  (CONTINUED)

In July 1999, the Company and the debt holders entered into a settlement agreement by which the Company will convert the remaining balance of the convertible debt into freely trading shares of the Company's common stock pursuant to the original conversion terms as set forth in the convertible debenture agreements. This conversion will be done gradually with a maximum conversion of $1,000,000 of debentures every forty-five days, beginning within one week of the authorization by the Company's stockholders to issue these additional shares to satisfy this obligation. As part of this agreement, the Company will issue 500,000 shares of its common stock to the debenture holders as a one time penalty and in satisfaction of outstanding damages claims. These shares are to be issued in two installments of 250,000 shares at the beginning and end of the debenture conversions.

As part of the agreement, in the event that the Company does not promptly take all necessary steps to obtain the approval of the Securities and Exchange Commission for the authorization and issuance of the shares, or in the event that approval of the shareholders of the Company is not obtained for the authorization and issuance of the shares, a judgment will be issued against the Company in favor of the debt holders in the total amount of $7,896,166.


4.  INCOME  TAXES

Deferred income taxes and the related valuation allowances result from the potential tax benefits of tax carryforwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

                             1998         1997
                          -----------  -----------
Deferred tax assets. . .  $16,289,000  $12,573,000
Less valuation allowance   16,289,000   12,573,000
                          -----------  -----------
Net deferred tax assets.  $         -  $         -
                          ===========  ===========

The  valuation  allowance  at  December  31,  1996  approximated  $5,334,000.

Following is a reconciliation of applicable U.S. federal income tax rates (credits) to the effective tax rates included in the consolidated statements of operations:

                                                    1998     1997
                                                   -------  -------
U.S. federal income tax rate. . . . . . . . . . .  (34.0)%  (34.0)%
State income tax rate, net of federal tax benefit    (3.6)    (3.6)
Tax loss carryforwards. . . . . . . . . . . . . .    37.6     37.6
                                                   -------  -------
                                                      0.0%     0.0%
                                                   =======  =======

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


4.  INCOME  TAXES  (CONTINUED)

At December 31, 1998, the Company had available unrecognized net operating loss carryforwards for income tax reporting purposes as follows:

             Net Operating
Year           Loss Carry     Year
    Arose       Forward      Expires
-----------  --------------  -------
1987. . . .  $      107,000     2002
1988. . . .         906,000     2003
1989. . . .       1,320,000     2004
1990. . . .       2,280,000     2005
1991. . . .         619,000     2006
1992. . . .         309,000     2007
1993. . . .          22,000     2008
1994. . . .       1,315,000     2009
1995. . . .       1,884,000     2010
1996. . . .       5,702,000     2011
1997. . . .      18,098,000     2012
1998. . . .       8,158,000     2018
             --------------
      Total  $   40,720,000
             ==============

In addition, the Company has $1,244,327 of capital loss carryforwards, which expires in 2000 and can be used to offset capital gains, if any.


5.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Significant financial instruments consist of accounts payable, accrued expenses, and notes payable that are either due on demand, due in 1999, or are expected to be converted into common stock as discussed in Note 3. The Company does not have the funds required to settle these amounts currently. As a result, the Company is unable to estimate the timing and ultimate form of the settlement of a substantial portion of these liabilities. It believes that if the current holders were to sell such instruments to other parties, the sales price would be substantially less than the carrying value.


6.  RELATED  PARTY  TRANSACTIONS  AND  BUILDING  FORFEITURE

The Company has a note receivable from its President/CEO in the amount of $226,000 at December 31, 1998 and 1997. The note bears interest at 8% and is due on demand. His ability to repay this debt is currently dependent upon the success of the Company. As a result, the receivable has been fully reserved.

In addition, the Company has a $65,000 note payable to the wife of its President/CEO at December 31, 1998 and 1997.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


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

During 1997, the Company forfeited its entire interest in the LLC to the noteholder of the building in exchange for the cancellation of the Company's lease liability. Because the Company controlled this LLC, its accounts were included in the consolidated financial statements.

During 1998, the Company granted options to two officers/directors of the Company to purchase 1,100,000 shares of the Company's common stock at a price of $.10 per share. These options expire January 2000.

During 1997, the Company granted options to an officer/director of the Company to purchase 1,600,000 shares of the Company's common stock at a price of $.10 per share. These options expire January 2007.


7.  ACQUISITIONS  AND  BANKRUPTCY

In July 1997, the Company filed a Chapter 11 Bankruptcy petition related to one of its subsidiaries and all operations of this subsidiary were discontinued. The Company has recorded a loss of $523,000 in the 1997 financial statements related to the closing of this business.

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

8.  COMMITMENTS  AND  LITIGATION

The Company has employment agreements with certain officers, which expire at various times through 2005. Subsequent to the balance sheet date, these officers resigned their positions with the Company, effectively terminating their employment agreements and releasing the Company from any further liability under these contracts.

The Company is involved in various lawsuits which arose in disputes with vendors for non-payment of services received. Amounts claimed due under the lawsuits, including accrued interest, are included in accounts payable and accrued interest at December 31, 1998 and 1997.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


8.  COMMITMENTS  AND  LITIGATION  (CONTINUED)

In October 1997, the Company filed a complaint against a major customer to recover $10,000,000 for payment of services rendered but not paid. With this suit, the Company also requested the return of 2,168,767 of its shares issued to this customer. In June 1999, the two parties to the dispute entered into a settlement agreement by which the customer agreed to pay to the Company the sum of $112,400 and return 950,000 shares of the Company's common stock held in its possession. In exchange for such payment and return of shares, the Company agreed to release any restrictions on the shares and reissue replacement certificates as needed for 1,218,767 shares of the Company's common stock.

In May 1998, the Company entered into a letter of intent with UltraPulse Communications, Inc. ("UCI") to acquire 51% of their outstanding common stock. As part of the agreement, the Company will have a five-year option to acquire an additional 49% of UCI's outstanding common stock. UCI is a privately held company that holds the exclusive licensing rights for the development, production and marketing of its wireless telecommunications technology. In addition, the Company has committed to provide financing to UCI in the amount of $10,000,000 on a deposit and a performance based schedule to be determined following the evaluation of the functioning technology. The agreement is subject to due diligence by both parties and the execution of a final agreement.


9.  OPTIONS  AND  WARRANTS

At December 31, 1998 and 1997, the Company had stock options and warrants granted to employees and non-employees for compensation. Stock options and warrants expire from two to ten years from the grant date with no vesting period. A summary of the Company's stock option and warrant activity for the years ended December 31, 1998 and 1997 is presented below:

                                           1998                              1997
                               --------------------------------  --------------------------------
                                              Weighted Average                  Weighted Average
                                Outstanding    Exercise Price     Outstanding    Exercise Price
                               -------------  -----------------  -------------  -----------------
Balance, beginning of year. .     4,137,500   $            1.33     2,393,500   $            2.31
Granted . . . . . . . . . . .    12,978,289   $            0.17     4,350,000   $            0.31
Exercised . . . . . . . . . .    (9,260,734)  $            0.15    (2,200,000)  $            0.45
Cancelled/expired . . . . . .      (829,288)  $            3.56      (405,000)  $            1.04
                               -------------                     -------------
Balance, end of year. . . . .     7,025,767   $            0.34     4,137,500   $            1.33
                               =============                     =============

Weighted-average fair value
  of options/warrants granted
  during the year . . . . . .  $        .07                      $        .16
                               =============                     =============

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


9.  OPTIONS  AND  WARRANTS  (CONTINUED)

The Company measures compensation cost using the fair value-based accounting method prescribed in SFAS No. 123. The Company estimates the fair value of each option/warrant at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively: no dividend yield for each year; expected volatility of 33% and 56%; expected option/warrant life of 2 years for 1998 and 3 years for 1997; and risk free interest rates of 4.72% and 5.98%.

The following table summarizes stock options and warrants outstanding and exercisable at December 31, 1998 and 1997:

                                                      Weighted
                             Options                   Average
                               and        Average     Exercise
Exercise  Price  Range       Warrants       Life        Price
----------------------     ----------     -------     --------

                             1998 Outstanding and Exercisable
                           -----------------------------------
$0.10  -  $2.50             7,025,767        3.10        $0.34

                             1997 Outstanding and Exercisable
                           -----------------------------------
$0.10  -  $5.00             4,137,500        5.77        $1.33


10.  GOING  CONCERN

The Company's consolidated financial statements for the years ended December 31, 1998 and 1997 have been prepared on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $8,158,059 and $18,097,395 for the years ended December 31, 1998 and 1997, respectively, and has a working capital deficiency of $23,779,552 and $19,845,619 and an equity deficiency of $23,747,013 and
$19,798,307 at December 31, 1998 and 1997, respectively. In addition, as discussed in Note 8, there is ongoing litigation that could potentially affect the Company's financial position. Also, the Company is in arrears on its payroll tax liabilities. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is actively involved in attempting to raise additional capital through financing sources and private placements. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flow.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


11.  SUBSEQUENT  EVENTS

ACQUISITION  OF  BENTLEY  HOUSE  FURNITURE  COMPANY,  INC.

On March 18, 1999, the Company entered into an agreement to purchase Bentley House Furniture Company, Inc. (BHFC), a Philippine corporation. Pursuant to the agreement, the Company will issue 29,595,139 shares of its common stock and 4,000 shares of Series A preferred stock in exchange for all of the issued and outstanding common stock of BHFC.

The Series A preferred stock is voting stock with a par value of $.004 per share. Each share of the preferred stock is convertible into 208,274 shares of fully-paid and non-assessable common stock. The Series A preferred stock shall bear no dividends, and the holders of the Series A preferred stock shall be entitled to liquidation preferences on the same proportionate basis as holders of the common stock.

The Company will account for the acquisition as a reverse acquisition under the purchase method of accounting. As such, the assets and liabilities of the acquiror, Global Telemedia International, Inc., will be revalued at their fair market value as of the date of the acquisition. Any excess purchase price over the fair market value of the net tangible assets of Global Telemedia International, Inc. at the date of acquisition will be amortized over a period not to exceed 40 years.

Summarized below is the unaudited condensed balance sheet of Bentley House Furniture Company, Inc. as of December 31, 1998 and its unaudited condensed statement of operations for the year ended December 31, 1998.

                                  BALANCE SHEET

                  ASSETS

Cash . . . . . . . . . . . . . . . . . . . .  $      181
Advances to shareholder. . . . . . . . . . .     465,492
Property and equipment, net. . . . . . . . .   6,275,897
                                              ----------
  Total assets . . . . . . . . . . . . . . .  $6,741,570
                                              ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses. . . .  $2,480,934
Loans payable. . . . . . . . . . . . . . . .   2,616,975
Stockholders' equity . . . . . . . . . . . .   1,643,661
                                              ----------
  Total liabilities and stockholders' equity  $6,741,570
                                              ==========

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


11.  SUBSEQUENT  EVENTS  (CONTINUED)

                             STATEMENT OF OPERATIONS

NET SALES. . . . . .  $ 104,700

COST OF GOODS SOLD .     31,187
                      ----------

GROSS PROFIT . . . .     73,513

OPERATING EXPENSES .    552,803
                      ----------

LOSS FROM OPERATIONS   (479,290)

OTHER CHARGES, NET .   (484,701)
                      ----------

NET LOSS . . . . . .  $(963,991)
                      ==========


12.  FOURTH  QUARTER  ADJUSTMENTS

Significant  adjustments  made  in  the  fourth  quarter  of  1998:

  Additional accrual of accounts payable, including interest, related to various lawsuits with vendors. . . . . . . . . . . . . . . . . . .  $4,487,067

  Increase in valuation of compensation for stock issued for services during 1998  $  676,800