Form 10QSB
period 1999-09-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 1999-11-19
CIK 789562

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 (Mark  One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-QSB
                         FOR QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX


                                                                          Page
                                                                          ----
Consolidated Balance Sheet as of  September 30, 1999. . . . . . . . . . . .  1

Consolidated Income Statements for the Three and Nine
  Months ended September 30, 1999 and September 30, 1998. . . . . . . . . .  2

Consolidated Statements of Cash Flows for the Nine
  Months ended September 30, 1999 and September 30, 1998. . . . . . . . . .  3

Consolidated Statements of Shareholders' Equity for the
  Nine Months ended September 30, 1999 . . . . . . . . . . . .  . . . . . .  4

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .  5

PART I Item 1. Summary of Significant Accounting Policies. . . .  . . . . .  6
       Item 2, Property Plant & Equipment.
       Item 3. Fair value of Financial Instruments . . . . . . .  . . . . .  7
       Item 4. Commitments and Litigation

       Item 5. Business Combinations, Acquisitions, Goodwill. . .. . .  . .  8

PART II Financial Information,
       Item 1. Management's Discussion and Analysis or plan of operations .  9

       Item 2. Results of Operations, . . . . . . . . . . . . . . . . . . . 10

       Item 3. Liquidity and Capital Resources. . . . . . . . . . . . . . . 11
       Item 4. Other Income
       Item 5. Year 2000 Compliance

PART III Item 1. Submission of Matters to a Vote of Security Holders  . . . 11
         Item 2. Other Information
         Item 3. Exhibits

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                              GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                        AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEET


                                           (UNAUDITED)

                                                                             SEPTEMBER 30, 1999
                                                                            --------------------
                                  ASSETS
                                  ------
Current Assets
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             9,296
  Accounts receivable, net of allowance of $301,463. . . . . . . . . . . .              150,043
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .              920,036
                                                                            --------------------

    Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . .            1,079,375

Property, plant and equipment, net of accumulated depreciation of $635,873            6,237,862
Goodwill, net of accumulated amortization of $396,034. . . . . . . . . . .           31,405,142
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,580
                                                                            --------------------

Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        38,725,959
                                                                            ====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current Liabilities
  Overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $            98,209
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,634,653
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,069,315
  Current portion of capital lease obligation. . . . . . . . . . . . . . .               12,790
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,416,500
                                                                            --------------------

    Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . .           26,231,467

Long-Term Liabilities
  Mortgage . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,616,975
  Long-term capital lease obligation, net of current portion . . . . . . .               15,654
                                                                            --------------------

    Total Long-Term Liabilities. . . . . . . . . . . . . . . . . . . . . .            2,632,629

    Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .           28,864,096

StockholdersEquity
  Common stock, $.004 par value, authorized 75,000,000 shares; . . . . . .              299,758
     issued and outstanding 75,000,000
  Preferred stock, series A $.004 par value, authorized 75,000,000 shares;                   16
     issued and outstanding 4,000
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .           16,992,244
  Deposit on future stock subscription . . . . . . . . . . . . . . . . . .              146,000
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,729,624)
  Cumulative translation adjustments . . . . . . . . . . . . . . . . . . .           (1,846,531)
                                                                            --------------------

    Total StockholdersEquity . . . . . . . . . . . . . . . . . . . . . . .            9,861,863
                                                                            --------------------

TOTAL LIABILITY AND STOCKHOLDERSEQUITY . . . . . . . . . . . . . . . . . .  $        38,725,959
                                                                            ====================

The accompanying notes are an integral part of these consolidated financial statements.

                              GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                        AND SUBSIDIARIES
                                 CONSOLIDATED INCOME STATEMENT
                                           (UNAUDITED)


                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30                SEPTEMBER 30
                                             1999          1998          1999          1998
                                         ------------  ------------  ------------  ------------
TOTAL REVENUES: . . . . . . . . . . . .  $   102,415   $   236,247   $   222,415   $   240,526
                                         ------------  ------------  ------------  ------------

COST OF GOODS SOLD. . . . . . . . . . .       42,500             -        92,500             -
                                         ------------  ------------  ------------  ------------

GROSS PROFIT. . . . . . . . . . . . . .       59,915       236,247       129,915       240,526
                                         ------------  ------------  ------------  ------------

OPERATING EXPENSES:
  Communication and Marketing Services.      125,000       180,471       125,000       185,866
  Selling, General and Administrative .      442,196       997,106     1,436,328     2,389,033
                                         ------------  ------------  ------------  ------------

    Total Operating Expenses. . . . . .      567,196     1,177,577     1,561,328     2,574,899
                                         ------------  ------------  ------------  ------------

    Operating (Loss). . . . . . . . . .     (507,281)     (941,330)   (1,431,413)   (2,334,373)
                                         ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSES):
  Interest Expense. . . . . . . . . . .      (83,509)      (59,507)     (367,798)     (172,065)
  Other Income (Note 4) . . . . . . . .      720,495             -       807,588       510,000
                                         ------------  ------------  ------------  ------------

NET INCOME (LOSS) . . . . . . . . . . .  $   129,705   $(1,000,837)  $  (991,623)  $(1,996,438)
                                         ============  ============  ============  ============

NET INCOME (LOSS) PER SHARE . . . . . .  $      0.00   $     (0.03)  $     (0.02)  $     (0.07)
                                         ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING . . . . . . . . . . . . .   75,000,000    33,512,065    62,190,338    29,183,452
                                         ============  ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                     1999          1998
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss). . . . . . . . . . . . . . . . . . .  $  (991,623)  $(1,996,438)
                                                 ------------  ------------
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization . . . . . . . .      466,608       581,191
  Bad debt. . . . . . . . . . . . . . . . . . .            -      (192,991)
  Stock issued for services . . . . . . . . . .       39,000       435,126
  (Increase) in:
  Receivables . . . . . . . . . . . . . . . . .      (37,643)            -
  Other current assets. . . . . . . . . . . . .      (44,896)     (460,294)
  Increase (decrease) in:
  Notes payable . . . . . . . . . . . . . . . .     (849,400)            -
  Accounts payable and accrued expenses . . . .      195,773       280,385
                                                 ------------  ------------

  Total adjustments . . . . . . . . . . . . . .     (230,558)      643,417
                                                 ------------  ------------

Net cash used by operating activities . . . . .   (1,222,181)   (1,353,021)
                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment.            -             -
  Security deposit. . . . . . . . . . . . . . .       (3,580)            -
                                                 ------------  ------------
Net cash used in investing activities . . . . .       (3,580)            -
                                                 ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on notes payable . . . . . . . . .            -      (547,379)
  Shares issued in settlement of liabilities. .      916,160     1,458,483
  Proceeds from issuance of stock subscription.      146,000
  Proceeds from issuance of common stock. . . .      172,897       441,917
                                                 ------------  ------------

Net Cash Provided by Financing Activities . . .    1,235,057     1,353,021
                                                 ------------  ------------

Net Increase in Cash. . . . . . . . . . . . . .        9,296             -

Cash at Beginning of  Period. . . . . . . . . .            -             -
                                                 ------------  ------------

Cash at End of Period . . . . . . . . . . . . .  $     9,296   $         -
                                                 ------------  ------------

The accompanying notes are an integral part of these consolidated financial statements

                                            GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                                      AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERSEQUITY
                                            GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                                      AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERSEQUITY
                                                     SEPTEMBER 30, 1999
                                                        (UNAUDITED)


                                                            Deposit on         Preferred         Additional    Cumulative
                                    Common Stock Issued    Future Stock       Stock Issued         Paid-in     Translation
                                     Shares    Par Value   subscription    Shares    Par Value     Capital     Adjustment
                                   ----------  ----------  -------------  ---------  ----------  -----------  -------------
Balance, December 31, 1998. . . .  41,792,740  $  166,929                            $        -  $ 7,555,478
Shares Issued to Consultants. . .     268,168       1,073                                             37,927
Sale of Stock . . . . . . . . . .     533,333       2,133                                             52,367
Conversion of Note Payable. . . .   2,810,620      11,242                                            904,918
Net Loss. . . . . . . . . . . . .           -           -                                                  -
                                   ----------  ----------  -------------  ---------  ----------  -----------  -------------

Balance, March 31, 1999 . . . . .  45,404,861  $  181,377                         0  $        -  $ 8,550,690
                                   ==========  ==========  =============  =========  ==========  ===========  =============


Shares Issued to Bentley House. .  29,595,139  $  118,381                     4,000  $       16
Net Loss
Bentley House Reverse Acquisition
  Consolidation . . . . . . . . .                                                                  8,441,554    (1,846,531)
                                   ----------  ----------  -------------  ---------  ----------  -----------  -------------

Balance, June 30, 1999. . . . . .  75,000,000  $  299,758                     4,000  $       16  $16,992,244  $ (1,846,531)
                                   ==========  ==========  =============  =========  ==========  ===========  =============


Deposit on future stock
  subscription. . . . . . . . . .                          $     146,000
Net Income


Balance, September 30, 1999 . . .  75,000,000  $  299,758  $     146,000      4,000  $       16  $16,992,244  $ (1,846,531)
                                   ==========  ==========  =============  =========  ==========  ===========  =============


                                                       Total
                                                   Shareholders'
                                      Deficit         Equity
                                   -------------  ---------------
Balance, December 31, 1998. . . .  $(32,592,093)  $  (24,869,686)
Shares Issued to Consultants. . .             -           39,000
Sale of Stock . . . . . . . . . .             -           54,500
Conversion of Note Payable. . . .             -          916,160
Net Loss. . . . . . . . . . . . .      (534,546)        (534,546)
                                   -------------  ---------------

Balance, March 31, 1999 . . . . .  $(33,126,639)  $  (24,394,572)
                                   =============  ===============


Shares Issued to Bentley House                           118,397
Net Loss. . . . . . . . . . . . .      (586,783)        (586,783)
Bentley House Reverse Acquisition
  Consolidation . . . . . . . . .    27,854,093       34,449,116
                                   -------------  ---------------

Balance, June 30, 1999. . . . . .  $ (5,859,329)  $    9,586,158
                                   =============  ===============


Deposit on future stock
  subscription. . . . . . . . . .                 $      146,000
Net Income. . . . . . . . . . . .  $    129,705          129,705
                                   -------------  ---------------

Balance, September 30, 1999 . . .  $ (5,729,624)  $    9,861,863
                                   =============  ===============

The accompanying notes are an integral part of these consolidated financial statements

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                  PART 1 ITEM 1

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries, as well as less than majority owned entity which it controls. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

ITEM 2.  DESCRIPTION OF PROPERTIES.

a) In August 1999, the Company entered into a two year operating lease at 4675 MacArthur Court, Suite 420, Newport Beach, CA 92660. The monthly rental is $3,448 and the lease is with an unaffiliated third party. The Company has built an office/factory complex, located in the tax and duty free zone of Davao City in the Philippines. The eight-acre compound contains a three-acre facility to manufacture furniture. This secure compound totals 8 acres with 3 acres under roof. This eight million dollar two story facility houses the Company's Pacific corporate offices and manufacturing facility. The facility manufactures and exports high quality hotel and resort furniture.

b) The Company has an 8.5 acre telephone pole manufacturing facility BHFC CREOSOTING Inc. purchased in 1998 and located in Butuan City, Philippines. It features a private loading pier and shipside facilities. This facility was built and has been in operation since 1976. It manufactures telephone poles primarily for the Philippine government.

c) The Company has a 50% interest in Bunsaco Inc. a former Mitsui sawmill in Butuan City, which is fully licensed and operating. Round logs are transported from the plantation to this mill which processes the logs into boards. The sawmill sells the boards to the local market and supplies the furniture factory.


GOODWILL

Purchased goodwill is recorded at cost, and amortized using the straight-line method over the estimated useful life of forty years.


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

The periods presented are the three and nine months ended September 30, 1999 and 1998, respectively. Certain reclassifications have been made to the financial statements for prior periods to conform to the current year presentation. These reclassifications have no effect on the net income for any of the periods.

2.  NOTES  PAYABLE

Notes  payable  consist  of  the  following  at  September  30,  1999

Current:
   Various demand notes, interest rates 7% -12%. . . . . . . . . . .  $  625,500
   Floating rate convertible debentures, due August 15, 1998 . . . .   4,416,000
   Floating rate notes, due on demand. . . . . . . . . . . . . . . .     375,000
                                                                      ----------
                                                                      $5,416,500
                                                                      ==========

Long-term
--------------------------------------------------------------------
  Mortgage on Philippine Plant, prevailing interest rates, due 2001.  $2,616,975
--------------------------------------------------------------------  ==========

3.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Significant financial instruments consist of accounts payable, notes payable, or accrued expenses that are either demand or due through 1999. The Company is negotiating with two New York based investment banks for funds required to settle these amounts. As a result, the Company is unable to estimate the timing and ultimate form of the settlement of these liabilities. It believes that if the current holders were to sell such instruments to other parties, the sales price would be substantially less than the carrying value.

4.  COMMITMENTS  AND  LITIGATION

The Company has employment agreements with certain officers and key employees, which expire at various times through 2005. Resignation of the former officers and key employees resulted in the cancellation of all previous employment agreements.

Trident  Litigation.  On  October  8, l997, the Company filed a complaint in the
-------------------
Superior Court of Fulton County, State of Georgia (Civil Action #E-62102) against Trident Communications Corp., Wail H. Alkhatib and Daniel G. Kuttab (collectively, "Trident") alleging breach of contract, both oral and written, fraud, unjust enrichment, and detrimental reliance among its counts. On June 9, 1999, the Company settled pursuant to which Trident has paid $112,400.00 to the Company, and 950,000 of Trident's shares were recovered by the Company.

Walsh Litigation. The Company proposed a settlement to the plaintiff. As of July
----------------
7, 1998, the Company entered into a settlement agreement for $120,000 payable in 6 equal monthly installments beginning July 7, 1998. The August payment was due and payable on August 13, 1998. The failure to make this payment resulted in a $330,000 judgment, and delivery by the escrow agent of 250,000 shares of GTMI common stock. New management has reached a new settlement, paid a cash deposit with the balance of $200,000 plus $100,000 in common stock to be paid following the shareholders meeting. Following full payment the Company will recover the 250,000 shares held in escrow.

RBB  Bank-Khalifa Litigation.  On or about July 30 1996 and August 28, 1996, the
----------------------------
Company issued the aggregate par principal amount of $6,683,333 of certain 3% Convertible Debentures, due August 15, 1998 (the "Debentures"), as follows: (i) RBB Bank Aktiengesselschaft ("RBB Bank") ($4,000,000), (ii) Mohammed Ghaus Khalifa ("Khalifa") ($1,333,333), and (iii) Canadian Imperial Bank of Commerce ("CIBC") ($1,350,000) (collectively, the "Debenture holders"). The Company has finalized a negotiated settlement of these disagreements providing for the payment of $1,000,000 to Khalifa, and $3,417,667 to RBB Bank over a period of 6 months commencing after the shareholders meeting. The settlement calls for conversions every 45 days, at market rate in either cash, or stock at the Company's choice.

Southern Signatures Litigation. There  have  been  no  new developments in this
--------------------------------
matter since the Company filed its Form 10-KSB on April 15, 1999, which contains a complete discussion of this matter. Southern Signatures was seeking $250,000 in payments. New management proposed a settlement of $75,000, in 3 installments commencing December 1st 1999. The company has received written acceptance of this offer

WorldCom  Litigation.  See  Form  10-KSB  filed  April  15,  1999 for a complete
--------------------
discussion of this matter. Trial on the merits of this case has been postponed and not yet rescheduled. The Company has proposed a settlement of all issues remaining in this case. On February 5, 1999, the Company entered into a mediation with the intent to settle all the issues. The company has proposed a cash settlement to resolve that matter.

K&S International Communications, Ltd. Arbitration. The Company is involved in
----------------------------------------------------
an  arbitration  proceeding  with  Extelcom Corporation (a/k/a K&S International
Communications, Ltd."K&S") with respect to a former agreement under which each party was to provide services to the other. The Company believed that Extelcom's claims were without substantial merit. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. While the Company was prepared to petition the court in Miami Florida to vacate the award based on the grounds that it was erroneously entered, management believed that the award might not be overturned. Therefore, on April 1, 1999, the Company entered into a settlement agreement with K&S for $325,000, to be paid in installments of which $25,000 was paid on November 17, 1999.

CAM-NET  Litigation.  On  February  20,  1997,  a complaint was filed by CAM-NET
-------------------
Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses. Although the previous management was successful in reaching a compromise settlement of this action, its inability to make payment resulted in a summary judgment against the Company for $250,000. New Management has proposed a cash settlement in this matter.

5.  BUSINESS  COMBINATION

Bentley  House  Furniture  Company  Acquisition.   On April 2, 1999, the Company
-----------------------------------------------
closed an agreement to acquire Bentley House Furniture Company ("BHFC"), a Philippine holding company with interests in: telecommunications; agriculture; mining; timber exports; and furniture manufacturing. BHFC has significant housing construction contracts with the Philippine Government, which include exclusive supply of Internet, CableTV and telecommunications for one million Government houses to be constructed over the next 25 years. Pending Hotel contracts in Australia and the Philippines as well as government housing contracts, telecommunication, and reforestation projects should result in an excess of US$120,000,000 of net income over the life of the contracts. BHFC has significant Government contracts for forestry land development, which include all environmental certifications, harvesting permits and title to the standing timber. For proper entry into the books of the Company under US GAAP, BHFC has engaged the international audit firm of KPMG to independently value the timber assets following which the Company will make those assets available for the purpose of establishing the credit facilities necessary for the combined companies to realize their new joint business plan.

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

In  the  reverse  acquisition  the  assets and liabilities of the legal acquirer
(GTMI) are re-valued to its fair market values. The purchase price is then allocated to the assets and liabilities assumed by the accounting acquirer
(BHFC). The remaining difference resulting from the purchase price adjustments and adjustments to the legal acquirer's (GTMI) capital structure is charged or credited to paid-in capital.

At the date of the reverse acquisition, GTMI had negligible tangible assets and approximately $26 million dollars of debt. The valuation of GTMI is therefore, dependent on such intangible assets as the Company's marketing agreement with CyberAir, its association and option to purchase UltraPulse, and its position within the industry. BHFC used various methods to evaluate the technologies offered by GTMI, namely the CyberAir's Photonic wireless, and UltraPulse's broadband spread spectrum wireless. APB 16, Business Combinations, requires that assets acquired for other than cash, including shares of stock issued, should be stated at the fair value of the consideration given or the fair value of the property acquired, whichever is more clearly evident. Management established a value for goodwill at $31,801,176 by blending various methods
(i.e. present value of futures net cash flows discounted, discounted average market value of shares exchanged, and book value of net assets). Goodwill is then defined as the excess of the cost of a company over the sum of the identifiable net assets (APB 17 Intangible Assets). Once BHFC had established a value for goodwill, pursuant to FASB No. 201-A, Exposure Draft "Proposed Statement of Financial Accounting Standards-Business Combinations and Intangible Assets" requires Management to continually review goodwill for any impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Management recalculated the present value of future net cash flows discounted by the assessed risk, and determined that value for goodwill is adequately supported and fairly presented on the balance sheet.

ITEM 6. SUBSEQUENT EVENTS

On October 1st 1999, the Company closed its acquisition, via share exchange of BentleyTel.com, Inc. a Nevada corporation. The Company exchanged 6,875 series "A" preferred convertible shares for 55% of BentleyTel.com, Inc. BentleyTel.com executed a letter of intent for a share exchange of its common shares for 100% of Octa4 Pty. Ltd. (octa4.net.au), 100% of 3G communications Inc. (a Philippine company which owns 26 mobile long distance portable calling facilities and intends to deploy up to 100 units), and 100% of DynaSem Communications Sdn Bhd. (a Malaysian Technology training company located in Kuching, Malaysia, part of the 'multi-media superhighway'). Octa4 is an Australian ISP who will provide long-distance and international telecommunications through a new national network. Octa4 also offers virtual ISP and VIOP (voice over the Internet) and has an average growth rate of 120% annually over the past three years. 3G has a three-year average growth rate of 100%. Dynasem has an average growth rate of 105% over the past three years.

BentleyTel.com has approved an exchange of 1,000,000 common shares with a Texas company, NextGen Telcom , a high-tech marketing company which focuses on building distribution systems for companies involved in domestic and international long distance, prepaid phone cards, Internet access and website design.

On October 27, 1999, the principals of the above companies, representing a majority of the shareholders executed the share exchange agreement with BentleyTel. Octa4, an Australian company and part of BIMP-EAGA Asian free-trade Agreement (AFTA) has arranged for a ceremonial signing of the merger in Parliament House in Darwin, Australia on the 23rd of November, 1999 before the Minister of Asian Relations and Trade, the Honorable Daryl Manzin.

The Company, through its subsidiary BentleyTel.com intends to pursue the utilization or marketing of the CyberAir technology to enhance the existing services and increase their market-share and net profits of its subsidiaries.

UltraPulse  Acquisition.  The  Company  funded  development  money pursuant to a
-----------------------
letter of intent dated May 11, 1998, with UltraPulse Communications Incorporated ("UCI") under which the Company will acquire 51% of the outstanding equity securities of UCI. UCI is a privately held company that holds patents, and patents-in-part from its principal shareholder, Terence W. Barrett, Ph.D., for the development, production and marketing of wireless communications products using a new form of ultrafast, extremely high data rate technology that will permit, among other things, the following: 1) Wireless data rates in excess of 200 megabytes per second without compression; 2) the linkage of office, educational and medical complex buildings with affordable wireless systems comparable to current high data rate fiber-optic ATM or STM technology; 3)
reliable  WAN,  LAN  and  PBX  communications  which  are  minimally affected by building structures and in limited power demonstration greater than 22 megabytes per second; and 4) size, weight, power and cost advantages superior to competing technologies.

Following the Company's acquisition of BentleyTel.com, new management re-negotiated with Dr. Terrence Barrett, Ph.D; President of UCI to acquire 85% of UCI and its technology providing the technology was ready to deploy. New Management including the Managing Director of BentleyTel.com (former Australian University Physics and Communications lecturer) Felino Molina, board members and two representatives of the Australian Department of Trade were invited to a "live" demonstration of the UltraPulse technology at the former Honeywell test and production facility in Washington DC.

Following the successful "live" demonstration, new management through BentleyTel.com was able to formalize a share exchange agreement to acquire UCI and its technology.

BentleyTel.com has agreed to finance the production of 50-100 units of UCI's Broadband Spread-Spectrum technology for deployment in the Philippines. The Company will convert its 26 portable calling stations into the first UltraPulse wireless LAN system to be deployed in 1st quarter 2000.

CyberAir  Marketing  Agreement.  In 1998, the Company provided development funds
----------------------------
and entered into an agreement to act as the "Primary Marketing Arm" of CyberAir Communications Inc. (Cyber) (see 10QSB 9/30/98 and 10KSBA 4/15/99). Cyber is developing an international network through a series of contracts and alliances with various government agencies and global telecommunication companies. In the first stage, the Company is scheduled to market US origination of both voice and data long distance to Mexico, China, India and Pakistan. Due to it's recent acquisition of BentleyTel.com, the Company intends to formally call on CyberAir to provide its Photon service to BentleyTel for deployment in its Australian network.

Utility Communications, Inc. The Company also entered into a license agreement with Utility Communications, Inc., for its proprietary wireless technology. In order to facilitate this technology, it is necessary to deploy a set-top box to compliment the subscriber's television set. The Company through BentleyTel.com will call for all technical information in order for the BentleyTel's Managing Director, (former Australian University Physics and communications lecturer) Felino Molina and prominent US Physicist Dr. Terrence Barrett Ph.D., to evaluate the Utility Communications technology and systems.

                      PART  II.     FINANCIAL  INFORMATION

ITEM  1.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS


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

ITEM 2.  RESULTS OF OPERATIONS

New management, in its first 6 months of operation has:
a) Implemented a successful plan to deal with the various legal and financial issues, which had inhibited the Company's growth.
b) Retained the prestigious securities and finance Century City law-firm of Tisdale & Nicholson, (Jeff Tisdale),
c) Retained the 13th largest Investor relations and marketing communications firm in the USA, KCSA WorldWide (Bob Giordano), at 200 Second Avenue New York,
d) Retained Investment Banking firm, The Malachi Group of 100 Wall Street New York and 12 Piedmont Center Atlanta, (Peter Baxter),
e)     Retained  Atlanta  Law-firm  Hendrick  &  Hunter  (Bob  Hunter)
f) Acquired 55% of BentleyTel.com an international group of functioning multi-million dollar earning telecommunications companies operating in Australia, Philippines and Malaysia.
g) Executed a memorandum of agreement for the acquisition of 100% of UltraPulse Communications Inc.
h) Approved terms for a $5 million dollar convertible redeemable 2-year debenture with The Malachi Group.
i) Received pre-approval for $12 million in project debt financing from New York financiers United Institutional Investments.

The Company seeks to manage its business to enhance long-term growth and shareholder value. The Company also seeks to utilize financial leverage, debt financing, and cash flow generated from operations to support capital expenditures and technology implementation. The Company intends to develop and market the new technologies that would (i) result in an acceptable rate of return on such long term investments and (ii) provide adequate opportunity to effectively implement the Company's operating strategies.

THREE  MONTHS  ENDED  SEPTEMBER 30,  1999  AND  1998

OPERATING  (LOSS)

Revenues for the three and nine months ended September 30, 1999 and September 30, 1998 decreased by $133,832 and $18,111 over the same periods of the prior year. The revenue decreases were primarily associated with the suspension of its wholesale carrier business, the restructuring by new management and the focus on settling the various prior lawsuits. The Company has decided to concentrate its efforts on deployment of its UCI Telecommunications technology and development of new international retail products in addition to, wood-product manufacturing, housing, and timber operations. The Company should have revenues from Bentley House Furniture Company's new factory and subsidiaries by the 4th quarter 1999.

In the fourth quarter of 1998, the subsidiary, Bentley House Furniture Company opened its new facility in Davao City and exported its first trial order, the Coronation throne and ceremonial tables of Crown Prince Bilah of Brunei. However, BHFC management has been in the USA for the last 9 months to complete the exchange with the Company, recruit new staff and develop new international telecommunications products. BHFC has infused its reserved working capital into these activities and retaining qualified legal counsel in Atlanta, Georgia and Los Angeles, California in order to resolve the lawsuits and debts. As such, the BHFC facility has been placed on standby; new orders are pending as soon as the Company completes its shareholders meeting and the final restructuring of the Company, which will result in the receipt of operating capital for the group.

General and administrative costs for the three and nine months ended September 30,1999 and 1998 decreased approximately $554,910 and $1,391,927, respectively from the corresponding periods in 1998. At the close of the BHFC / GTMI share exchange the Company has no income and no prospects. New management decided to focus on resolving debt and legal issues prior to pursuing new projects and embarking on additional acquisitions. New management believes that it has accomplished its goals and pending contracts can now be executed.

The settlement of litigation and debt restructuring by new management has also resulted in a dramatic decrease in legal fees and accounting fees. The Company does not anticipate incremental increases in general and administrative costs in conjunction with anticipated future revenue growth.

Net income and loss from operations for the three and nine months ended September 30, 1999, were approximately $129,705 and ($991,623) respectively. Losses were significantly lower than comparable 1998 periods. The entire decrease in loss during these periods of 1999 resulted from the Company's operational scale-back in the current year.

ITEM 3.  LIQUIDITY AND CAPITAL RESOURCES

The Company's overdraft position remained at $98,209 at September 1999; a result of prior management's operational decisions. New management does not operate nor does it have any plans to operate with an overdraft facility with its banks. The primary use of funds during the three months ended September 30, 1999 consisted of operating activities.

As of September 30, 1999, the Company had convertible debentures payable totaling $4,416,000, accrued but unpaid expenses totaling $1,069,315 and accounts payable totaling $19,634,653. A note payable due to K&S International communications, Ltd., for $2.5 million was settled for $325,000. The first installment of $25,000 was paid to the K&S on November 17, 1999.

Any increases in accounts payable and accrued expenses resulted substantially from the Company's unpaid obligations for operating expenses. New management has settled some and should settle all the remaining creditors by mid 2000. The Company has received co-operation from the majority of creditors.

The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities. New management is negotiating with financial institutions for long-term loans backed by the assets of BHFC.

The successful completion of new management's development program and the attainment of profitable operations will be financed though earnings from operations and from pre-approved debt financing. New management is confident of implementing its development activities and achieving a level of sales adequate to support the Company's operations. Management believes that the Company can sustain operations and growth under its new business plan.

ITEM 4.  OTHER  INCOME  (EXPENSES)

Interest expense for the three and nine months ended September 30, 1999 was approximately $83,509 and $367,798 respectively, and were significantly higher than comparable 1998 periods. The increase was due to the addition of the mortgage note on the Company's Davao City plant. The Company will now commit to the most effective utilization of financial leverage as well as alternative means of raising additional capital to enhance long-term growth and Maximize shareholder value.

The quarter ended September 30, 1999; new management negotiated and settled various debts resulting in a discharge of debt totaling $720,495.

ITEM 5.  YEAR 2000 COMPLIANCE

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

                         PART  III.  OTHER  INFORMATION

ITEM  1.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  2.  OTHER  INFORMATION

None.

ITEM  3.  EXHIBITS

Exhibit  27  -  Financial  Data  Schedule
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                 ------------------------------------
                                             (Registrant)



Date:  November 18, 1999         /s/  Jonathon Bentley-Stevens
                                 ------------------------------
                                 Jonathon Bentley-Stevens, President/ CEO




Date:  November 18, 1999         /s/  David Tang
                                 ------------------------------
                                 David Tang, Chief Financial Officer