Form 10KSB
period 1999-12-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 2000-04-18
CIK 789562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                      10KSB/A-1
                    This report includes a total of 26 pages


(Mark  One)

[ x ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE  ACT  OF  1934

                   For the fiscal year ended December 31, 1999
                                       OR

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

             4675 MacArthur Court, Ste. 420, Newport Beach CA. 92660
--------------------------------------------------------------------------------
                     Address of principal executive offices,

              3490 Piedmont Road, Suite 600, Atlanta, Georgia 30305
--------------------------------------------------------------------------------
                 (Former address of principal executive offices)

                                  949-253-9588
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] State issuers revenues for its most recent fiscal year : $

The number of shares outstanding of the issuer's common stock as of April 13th 2000, was 75,000,000 shares. The aggregate market value of the common stock (43,883,473 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.20) of the common stock as of December 31, 1999 was $8,776,695. Documents incorporated by reference:

Transitional Small Business Disclosure Format (Check one):     Yes____     No  X

FORWARD  LOOKING  STATEMENTS
----------------------------

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

GOVERNMENT  REGULATION
----------------------

     The Company originally intended to provide telecommunications services subject to the rules and regulation of both state and federal regulatory agencies. Interstate telecommunications services are governed by the rules and regulations of the FCC, while intrastate telecommunications services (or services provided within a state's geographic boundaries) are governed by the particular state regulatory authorities having jurisdiction within that state. During the last quarter of 1995 and the first three quarters of 1996, the Company applied for and received authority to act as a Carrier for domestic and international telecommunications.

SPECIFIC  LICENSING  REQUIREMENTS
---------------------------------

     The terms and conditions of the Company's telecommunications services are subject to government regulation. Federal laws and FCC regulations generally apply to interstate telecommunications, while intrastate services are regulated by the relevant state authorities. Federal Regulation. The Company was classified by the FCC as a non-dominant carrier, and therefore is subject to minimal federal regulation. Since executing a carrier agreement with WorldXchange Inc. the company no longer needs to comply with regulations of any state or regulatory body. The company is on a profit sharing arrangement only with its carrier partner.

COMPETITION
-----------

     The telecommunications industry is characterized by strong competition from companies of all sizes and capacities for technological and marketing innovation. As such, the Company acquired subsidiaries and made strategic alliances with partners who have products and services in the e-commerce field, possess innovative patents and patents pending and who have a world-wide consumer base.

The company has identified the English speaking countries in the Pacific Rim who have a combined population of around 400 million people and are under-serviced by the major telecommunications and e-commerce companies. These countries, are called the BIMP-EAGA countries, consists of Brunei, Indonesia, Philippines, Malaysia and Australia. These areas experience significantly higher calling costs and are in the midst of a technological revolution. The Company, intends to offer the public a unique combination of communications based services. This strategy should allow BentleyTel.com to provide low-cost telecommunications, e-commerce Business-to-Business, and direct consumer products to BIMP-EAGA Pacific Rim region.

KEY  PERSONNEL.
---------------

     The Company is dependent upon the skills of its new management team. Every subsidiary has an experienced team of executives with many years in their respective industries. The key members are Presidents or Executive Vice presidents of the various subsidiaries. As such the key members have either formed or built-up the business or are long time senior employees with stock in the Company and therefore should demonstrate loyalty in building up and expanding the infrastructure and Telecom industry in their country. The Company will buy key-man life insurance for senior management and key employees of the Company. See "Business - the Company's Management Team" and "Management."

LIMITED  MARKET  FOR  STOCK
---------------------------

     The market price for the common stock has grown recently and may continue to be volatile depending on a number of factors, including new business development, industry dynamics, news announcements, significant international revenue, commencement of housing construction and changes or improvements in the general economy and the roll out of new E-commerce products and enhanced services. The stock may continue to exhibit volatility and no assurance can be given that the price per share will continue to increase.

DISCLOSURE  RELATING  TO  LOW-PRICED  STOCK
-------------------------------------------

The Company's common stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin board which is generally considered to be a less efficient market than markets such as NASDAQ, AMEX or other national exchanges. The Company's securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the Company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. In addition, NASDAQ has announced its intentions to make its trading rules for "penny stocks" even more stringent. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited and may decline further due to the pending additional NASDAQ rules.


The new management's strategy is to re-list on the NASDAQ or another major exchange. Subsequent to the close of the 1999 financial year the company began to realize the effects of its acquisitions and due to a rise of over 2000% in its stock, the Board of Directors decided not to reverse split its stock in order to qualify in this area. The Company believes its future earnings and new business opportunities have added significant shareholder value to the stock.

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

     The Company also funded seed money for UltraPulse Communications for the development of "Broadband Spread Spectrum" wireless technology. On December 17, 1998, the principals of CyberAir Communications Inc., introduced the Company to the principals of Bentley House Furniture Company Inc. (BHFC). BHFC entered into a share exchange dialogue with the Company predicated on the contractual agreement with CyberAir to act as its primary marketing arm (see 10QSB 9-30-98 and 10KSB 15/4/99) and a pending agreement to acquire UltraPulse Communications Inc., which had developed a broadband Spread spectrum technology. The Company had invested development capital in both CyberAir and UltraPulse to secure these agreements.

     On February 2, 1999, the Company announced that it entered into a preliminary agreement to acquire Bentley House Furniture Company ("BHFC"), a Philippine manufacturing Company with interests in: telecommunications, agriculture, mining, timber export and furniture manufacturing. The acquisition was completed on April 2nd 1999. BHFC has existing facilities for the milling and finishing of raw timber, as well as, a new $8 million "state of the art" furniture facility, designed and financed with the assistance of the Sumitomo Corporation, with whom BHFC had an international agreement.

     The acquisition of BHFC brought the Company an asset base and an international business platform. BHFC, established in 1954, is a Philippine diversified group of companies engaged in hotel and resort outfitting, furniture export, and housing construction. Under a 25 year government contract, BHFC will construct one million government houses with payments guaranteed from the Philippine Government's National Housing Authority. The contract also requires BHFC to provide telecommunications, cable TV and Internet services to the government houses.

THE  BUSINESS  PLAN
-------------------

     The Company's prior Business Plan (the "Business Plan") for a nationwide telecommunications business failed due to problems associated with its switching platform and the lack of sufficient capital to implement the Business Plan. The Business Plan required the Company to direct marketing and sales efforts to its Carrier Services Businesses. Compliance with the Business Plan required the Company to obtain significant financing, which the Company was unable to procure on favorable terms. Due to insufficient resources and an untenable operation plan, management has since abandoned the Business Plan.

     Under New Management the Company expended considerable effort in the investigation of new technologies that would afford the Company an advantage in the marketplace. Management believes that these new technologies will play an important part in achieving and retaining market share. Accordingly, management has formulated a Business Plan (the "Plan") that incorporates both new technology and the manufacturing base of BHFC.

     In building upon BHFC's manufacturing base, the Company can profit from existing BHFC contracts. BHFC has completed a contract to manufacture furniture and furnishings for thr Karamunsing Hotel in the resort city of KotaKinabalu, Malaysia. In addition, BHFC is provisionally awarded a contract to build the EcoTech Hotel in Sydney, Australia for the upcoming 2000 Olympics. The contract for the EchoTech Hotel project is delayed due to current Olympic games 2000 construction, but the Company expects to execute the contract in the 2nd quarter of 2000.

     The  Plan  also  incorporates  BHFC's  25-year  contract  to  construct one
million  government  employee  houses.   A  Canadian/Philippine  "AAA"  rated
Rapid-Built Modular housing builder will use a patented computer designed technology to construct the houses. As part of the Plan, the Company has signed a thirty-one million dollar contract with Integrated Philcan, Inc., a subsidiary of HRS Steel in Canada. Integrated Philcan has opened offices in Makati, Philippines and has confirmed that the Canadian Government through CIDA as approved $288,000 for initial training of the assembly workers. Construction should commence in second quarter 2000. The contract is fully guaranteed by the Philippine National Housing Authority and calls for BHFC to be the exclusive provider of local and long distance telephone, cable TV and Internet services to the newly constructed one million government homes.

     Pursuant to the Plan, BHFC has also contracted with KPMG to arrange for the independent valuation of its timber assets to conform with US GAAP requirements. BHFC has agreed to make its assets available for the purpose of establishing the credit facilities necessary for the combined companies to realize the goals of the Plan.

KPMG are the auditors for BHFC and BentleyTel.com appointed BDO International to audit and assist in the consolidation of its financial statements.


     BHFC is located in the "Free Trade Zone" in Mindanao's largest city, Davao, which is part of the BIMP-EAGA (AFTA, Asian Free Trade Agreement) between Brunei, Indonesia, Malaysia, the Philippines and Australia. Similar to the NAFTA, BIMP-EAGA is located in the Pacific Rim serves a combined population of over 400 million mostly English speaking people.

     The BHFC factory is believed by management to be one of the largest and most modern furniture factories in the Philippines. BHFC equipment includes BACCI Italian shaping machines, high frequency microwave wood bending machines, Italian automated heated spray booths and other specialized machinery. The BHFC factory has a certified output capacity of 10,000 finished pieces per month. BHFC utilizes mahogany, teak and other hardwood timber from plantations controlled by BHFC to supply hotels and resorts under construction with timber and interior furniture.

     The construction of housing and the exclusive supply of telephone, cable and Internet services to newly constructed homes, links the core-manufacturing platform of BHFC with the technology available from GTMI. The income stream from these existing businesses is expected to generate profits, which will be re-invested in the telecom arena, reducing the need for further outside financing.

     As provided by the Agreement, 99.8% of BHFC stock was delivered into escrow on March 20, 1999. Shares of GTMI stock were to be exchanged for the BHFC stock pending the occurrence of certain conditions precedent, including the filing with the Securities and Exchange Commission of the Company's 1998 Annual Report on Form 10-KSB and its Form 10-QSB for the quarter ended March 31, 1999. Since then, new management has followed its debt restructuring schedule and reduced the Company's debt by resolving a significant number of the disputes. The Company anticipates resolution of the remaining disputes by the end of year 2000.

BUSINESS  COMBINATIONS
----------------------

     New management, having spent considerable funds and effort in the investigation of new technologies, concluded that the future of the Company lies in e-commerce web-hosted products, e-music, unified messaging and other enhanced web-based services. Management is developing a proprietary SmartCard that will give corporate clients and consumers direct access to enhanced technological services and provide the Company with a strategic advantage in the marketplace.

     Management believes that these new technologies will play an important role in achieving and retaining market share. The Company's new management has decided that it will review available wireless technologies carefully. Prior management had invested exploratory funds in new technology concerning wireless research. However, due to insufficient funds to continue investment in exploratory research, current management is re-evaluating committed funds required to become a "Carrier's Carrier." Instead, current management considers owning software patents, proprietary SmartCard products and e-commerce products with strategic alliances with web design and unified messaging companies would bring the Company significant recurring revenues and global market share in the near-term.

     On April 2, 1999, the Company, via a share exchange, and pending the occurrence of certain conditions precedent, acquired 100% of BHFC in exchange for 29,595,139 common shares of GTMI and 4,000 shares of Series "A" GTMI Preferred Shares (Series "A" Preferred Shares are convertible at 208,274 shares of GTMI common stock per each preferred share). Two hundred eighteen Series "A" Preferred Shares, representing 5% of the Company, were allocated for CyberAir's principals conditioned upon the engagement of the previously discussed marketing agreement with CyberAir and the deployment of technology pursuant to the agreement. On December 18, 1999, the Company called on CyberAir to make available its technology, however, CyberAir was unable to meet its contractual obligations. Subsequently, the Company retired the preferred shares reserved for the CyberAir principals until further developments regarding the technology contemplated by the CyberAir agreement are realized.

     To clearly identify, create and fund the distinct revenue streams and cultivate specialized management on the telecom side, the Company acquired the majority interest in a Nevada corporation named BentleyTel.com, Inc. BentleyTel.com, holds proprietary software products and enhanced services, which will be deployed in the Pacific Rim, Europe, China, Japan and North America.

     During the 4th quarter of 1999, BentleyTel.com (USA) acquired three companies: Octa4 Pty. Ltd. Located in Darwin, Australia, 3G Communications, Inc. located in Davao, Philippines and DynaSem Communications Sdn. Bhd. located in Kuching, Malaysia. The acquisitions have provided the Company with income from long-distance telecommunications, e-commence business, ISP services and technology training. In the future, it is anticipated that the acquisitions will provide a platform for the sale of VOIP continental and international calling cards.

BENTLEYTEL.COM,  INC.,  GROUP  OF  COMPANIES-DESCRIPTION
--------------------------------------------------------

     The BentleyTel.com Group of Companies (www.bentleytel.com)now includes:
                                           -------------------

     a) Octa4 Pty. Ltd. is an Australian internet service, long distance and International telecommunications provider. Established in 1991, Octa4 is offering ISP to 4,000 + members and maintains a new national network offering ISP, virtual ISP, VIOP (Voice Over the Internet), VPN (Virtual Private Networks) and e-commerce to every Australian state. Octa4 and its clients account for almost 50% of Australia's e-commerce. Octa4, located on the web at www.octa4.net.au, has also developed the "Centrebet" Internet international web hosted betting system, which can be viewed at www.centrebet.com.

     b) 3G Communications, Inc., located in Davao, Philippines is a long distance telecommunications company that owns and operates 44 mobile satellite long distance tele-centers. 3G plans to deploy up to 100 satellite tele-centers in Mindanao by the end of the year 2001. (3G), BentleyTel.com Phils is currently nine (9) months ahead of schedule opening its 44th tele-centers and 12 cell Kiosks, completing 70% of the year's roll-out in the first quarter of 2000.

     c) DynaSem Communications, Inc., ("DynaSem") located in the city of Kuching, Malaysia, and on the world-wide web at www.mdc.com.my, is a computer sales and technology training company. BentleyTel.com acquired DynaSem to assist with technology transfers between the BentleyTel.com companies and to train BentleyTel.com personnel in VIOP, ISP, secure data transfer and e-commerce. It is anticipated that the acquisition of DynaSem will facilitate the Company's entry into the Malaysian multi-media corridor.

     BentleyTel.com had agreed to exchange one million BentleyTel.com common shares with NextGen Telcom, Inc. ("NextGen") in exchange for assistance in developing BentleyTel.com's Proprietary SmartCard. As a result of the appointment of John Walsh and the acquisition of Octa4 Pty. Ltd., the engineers within the Company were able to complete the SmartCard platform with some assistance from NextGen. NextGen proposed a one-time payment for work preformed which the Directors paid in full.

     During the 4th quarter of 1999, BentleyTel.com continued to provide complex e-commerce solutions, multi-media and high speed Internet and wireless communications, including international and long distance Voice over IP, LAN, VPN (Virtual Private Networks), ISP, Virtual ISP, and PC-PC, PC-Phone transmission of data and voice to and within the BIMP-EAGA. BentleyTel(Aus) is part of a Consortium consisting of Optus, NEC, Compaq and Cable and Wireless which was successful in obtaining a $110 million 5 year contract to provide the Government of the Northern Territory of Australia with Internet access, VPN,(Virtual Private Network) and LAN/WAN systems.

     The group of companies now comprising BentleyTel.com have all maintained a 100% growth rate in recent years. It is anticipated that the transfer of technology and networking between the companies will significantly increase the Company's earnings over time.

On October 27, 1999, BentleyTel.com completed the share exchanges with the above mentioned companies. Pursuant to the share exchanges, BentleyTel.com agreed to provide capital, as required to each of the subsidiaries to support their business development and operations.

     Given the expected growth and continued need for capital, BentleyTel.com intends to conduct an initial public offering of BentleyTel.com stock by late 2000.

OPERATIONS,  CONTRACTS  AND  PROJECTS  OF  BHFC
-----------------------------------------------

     BHFC maintains existing contracts, including joint venture contracts for construction of Philippine government employee homes. The contracts have been executed on behalf of the Philippine National Police, the Armed Forces of the Philippines, the Department of Interior of the Philippines and several local Philippine government arms. Subdivisions are presently delineated and nearly all necessary permits to commence construction are secured. BHFC had anticipated construction to begin during the 4th quarter of 1999, but due to insufficient funds, construction has been delayed. BHFC expects sufficient funds in the near future to support site development in preparation for construction pursuant to the contracts.

     Construction contracts, pursuant to the development of the Philippine employee government homes, have been executed with San Antonio Housing Systems & Technology, Inc., a Canadian Company and Integrated Philcan, Inc., a "AAA" rated subsidiary of HRS Steel. Both companies can produce "Rapid-Built" modular houses and maintain factories in the Philippines. The companies are fully licensed and accredited with and by the Philippine Government. Integrated
PhilCan Inc. has opened offices in Makati, Philippines, and has advised that the Canadian Government through CIDA has approved a $288,000 Grant for the initial training of local assembly workers.

     Pursuant to a Philippine Presidential Proclamation, BHFC was awarded the Land Conversion Project, which granted BHFC a 50,000 acre tract of land in the Philippines to reforest and convert the original mahogany, teak, and other hardwood forest into palm oil and coffee commercial plantations. BHFC will extract the original timber and replant fruit bearing trees, at a ratio of 450% positive over existing standing timber. This will result in the recovery of a large quantity of hardwood which will be removed and processed by BHFC over the next 8-10 years for anticipated hardwood sales and furniture manufacturing. components. BHFC is the Managing Partner of the project and Jonathon Bentley-Stevens is the Attorney-in-Fact for the duration of the project. By contract, the project is expected to expand up to 500,000 acres over the next 48 years. Funds derived from the project will be utilized to acquire and expand the Company's telecom and e-commerce divisions.

CHANGES  IN  MANAGEMENT
-----------------------

     An important element of the Company's plan to broaden its business base is the recruitment of skilled personnel. In addition to the Company's current executive officers and directors the Company has executed a 5 year employment agreement with John Walsh in the position as Chief Operating Officer, John has 35 years experience in telecom, start up projects, international debit cards, and has held management positions with such prestigious companies as MCI, FMC and GTE.

     Additionally the company has offered a 5-year employment agreement to Ken Heffner, former Vice President and General manager of Nortel as Chief Technical Officer. Ken has 13 years with Nortel and would bring a wealth of experience to the company.

     JONATHON BENTLEY-STEVENS effective April 2, 1999, was appointed Chairman of the Board, Chief Executive Officer and President of the Company, the posts to which he was appointed was as a result of the Company's acquisition of Bentley House Furniture Company, Inc. ("BHFC") in March, 1999. Mr. Bentley-Stevens is the current Chief Executive Officer of Bentley House Furniture Company, Inc., now one of the Company's subsidiaries. He is also President of Bentley House

International Corporation (Seychelles) and President of BentleyTel.com Inc. Mr. Bentley-Stevens is the author of the Bentley-Tricap Ancestral Land Development Plan, currently in use in the Republic of the Philippines ("ROP") as a platform for infrastructure and technological development. He is the author of the BentleyTel.com marketing plan and the architecture of the Company's Smart-e-Card.

     REGINA S. PERALTA effective April 2, 1999, was appointed the Company's Executive Vice President, and has also been a director of the Company since March, 1999. Ms. Peralta's family founded Bentley House Furniture Company, Inc. and she has served as its President for the past 18 years. Ms. Peralta is also the Vice President of BHTC Sdn. BHD., a BHFC subsidiary. Ms. Peralta previously served as a board member on the Philippine chamber of furniture industries.

     DAVID TANG was appointed Chief Financial Officer of the Company on July 22, 1999. In November 1999, Mr. Tang was also appointed Chief Financial Officer for BentleyTel.com, Inc. Mr. Tang is a Certified Public Accountant licensed in
California practicing in the fields of accounting and taxation. Prior to starting his practice in 1990, Mr. Tang worked at Price Waterhouse and Ozur, Andersen & Radder, Certified Public Accountants. Mr. Tang is a graduate of McGill University in Montreal, Canada and has worked in public accounting since 1982.

     RENATO DE VILLA has served as a director of the Company since June 1999. General de Villa has served as a Four Star General Chief of Staff of the Philippine Army from 1991 through 1997 and was Secretary of National Defense of the ROP. He is currently a Director of the Bank of the Philippine Islands in Manila, ROP. General de Villa's principal occupation is as Chairman and President of Independent Insight, Inc., a risk control organization firm in the Philippines. He is also advisor to the Chairman of Ayala Corporation, a Philippine company with annual sales of over $1 Billion. General de Villa holds a B.S. in Economics and a M.A. in Business Management.

     JOHN WALSH on December 1, 1999, succeeded R n Fruto as Chief Operating Officer of the Company. From 1995 to 1999 Mr. Walsh served as Vice President of The Wickford Group which is a telecommunications consultant group specializing in the switchless re-sale, international callback and debit card industry. From 1993 to 1995, Mr. Walsh served as the Executive Vice President and Partner of US Dialtone which specializes in international long distance and international debit card network permitting origination in 47 countries. From 1991 to 1993, Mr. Walsh served as the Senior Vice President of INTEX Inc., a nationwide long distance company which produced $1,200,000 in monthly sales. From 1988 to 1991, Mr. Walsh served as the Vice President and Partner of TelTec Inc., a company offering debit cards, operator services and long distance. In addition, Mr. Walsh has held positions ranging from sales engineer, regional telecommunications manager and senior national account manager for GTE, FMC and MCI. Mr. Walsh briefly held the position of Chief Executive Officer of GTMI in 1995, but conflict with previous management over Mr. Walsh's strict control measures resulted in his dismissal. Unfair dismissal litigation was settled in Mr. Walsh's favor in August 1999. Upon review of Mr. Walsh's file, new management asked Mr. Walsh to rejoin the company.

     RAMON A. TIROL is a licensed attorney in the Philippines, and has served as a director of the Company since June 1999. Mr. Tirol served as a Philippine Ambassador to Brunei from February, 1995 through June, 1998, when he retired from official public service. Prior to his position as Ambassador, Mr. Tirol served as a commercial Attach to Bonn, Germany from 1956 to 1961. From 1989 to 1994, Mr. Tirol served as Chief Presidential Legislative Officer to President F.
V.  Ramos  in  the  ROP.

     ROBERTO S. SEBASTIAN has been a director of the Company since June 1999. He is currently President, Chief Executive Officer and a Director of Marsman Drysdale Agribusiness Group of Companies, a corporate agribusiness located in the Philippines. Mr. Sebastian is also a senior executive and director of several affiliated agribusiness companies. From 1992 to 1996, Mr. Sebastian served as Secretary of Agriculture of the ROP. Thereafter, from 1996 to 1997 Mr. Sebastian served as Special Envoy for Agriculture of the ROP to the World Trade Organization.

     JOEMARI D. GEROCHI has been a director of the Company since June 1999. From July 1992 until May 1998, Mr. Gerochi served as Undersecretary of Agriculture of the ROP. Mr. Gerochi has also served as a consultant to the World Bank on Agriculture in the ROP, and as a representative of the ROP to the GATT Conference. Mr. Gerochi is currently President of FairConsult Inc., an environmental consulting company.

     YAM PG ANAK HJ ABDUL WADOOD BOLKIAH has been a director of the Company since June 1999. Prince Wadood Bolkiah is the eldest nephew of the Sultan of Brunei. In Brunei, he is the Chairman of National Broadcast Media, Sebcom Technology, and Communication Brunei, which are all well-known Brunei broadcast and communications companies. Prince Wadood Bolkiah is also the Chairman of the Entertainment Production Group of Brunei, BSB Brunei, which is a marketing and sales promotion company in Brunei promoting the country.

     All of the current directors were appointed to the Board of Directors by Unanimous Written Consent of the predecessor Board of Directors as of June 30, The predecessor directors resigned their respective positions as directors and (where applicable) as officers of the Company as of March 31, 1999, and June 30, 1999.

EMPLOYEES
---------

As of December 31st 1999 , the Company and its subsidiaries had 314 full and part time employees, including executive personnel and approximately 100 contractual employees.

     The Company intends to hire personnel as the development of the Company's business and additional financing for operations makes such action appropriate. The change of former key personnel has had a positive effect Company's business. The Company has retained qualified personnel knowledgeable of the Company's industry to re-build the telecom business and such personnel have agreed to become full time executive staff as soon as revenues permit.

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

     There  is  a  limited  public  market  for  the Company's Common     stock.
Persons who may own or intend to purchase shares of Common stock in any market where the Common stock may trade should consider the risk factors discussed herein, together with other information contained elsewhere in the Company's reports, proxy statements and other available public information, as filed with the Securities and Exchange Commission, prior to purchasing shares of the Common stock:

SUPPLEMENTARY  INFORMATION
--------------------------

      Although the Company was formed in 1984, it had many of the characteristics of a development stage Company. Since the acquisition of Bentley House Furniture Company, change of management, and the acquisition of BentleyTel.com and subsequent international Company acquisitions, all of which own their proprietary equipment, the Company has become an asset based manufacturing, construction and telecommunications corporation. The Company had been pre-approved for financing in the amount of $12.5 million.
However the loan required the company to put up collateral to the value of the loan, and although the company has such assets none of those assets were in the Unites States and therefore the parties agreed not to pursue such financing. In addition the Company is negotiating financing via a 2-year convertible redeemable debenture for $5 million @ $10.00 per share or 85% of the share value at the date of conversion.

     The  new  management  has  significantly   reduced  the  Company's  prior
liabilities and continues to resolve the majority of the Company's litigation by cash settlement, bank instrument or part cash and stock on conditions favorable to the Company. The previous management failed to remit payroll withholding taxes, which resulted in the Company's liability of more than $600,000 to the Internal Revenue Service. New management has remitted a cash payment of $300,000 and is engaged in a long-term workout program with the IRS regarding the balance.

     The new management will engage in the recovery of the Company's assets and is committed to capitalizing on any previous arrangements for technology which have not yet been utilized. The implementation of new management's business plan and development program will result ultimately, in the attainment of profitable operations. The Company expects to obtain adequate financing from both infusion by directors and traditional equity and debt instruments to fulfill its capital requirements . The Company expects to achieve a level of international sales adequate to support the Company's international expansion.

     Management's mission is to develop  and  maintain  a  market  share  in  an
industry  characterized  by  explosive  growth.   The  Company's  ability  to
operate as a national and international software supplier and developer is enhanced by the recent acquisitions and strategic alliances. The Company expects to release its e-commerce products and services by the 2nd quarter of the year 2000.

ABILITY  TO  MANAGE  NEW  BUSINESSES.
-------------------------------------

     BHFC is comprised of Companies which have been in existence for 45 years,25 years and 23 years, respectively, of which the majority of personnel have been retained. With respect to the telecommunications business, the Company is not only a re-seller of another carrier's services but a true ISP in its own right in Australia. Through its subsidiary, BentleyTel.com, the Company has its own hardware already deployed in the emerging East-Asian market including Australia and the Philippines. See "Business Combinations."

ITEM  2.  DESCRIPTION  OF  PROPERTIES.
--------------------------------------

a) In August 1999, the Company has entered into a month to month operating lease at 4675 MacArthur Court, Suite 420, Newport Beach, CA 92660. The monthly rental is $3,450 and the lease is with an unaffiliated third party. The Company has built an office/factory complex, located in the tax and duty free zone in Davao City Philippines. The eight acre compound contains a three acre facility to manufacture furniture. This secure compound totals 8 acres with 3 acres under roof. This eight million dollar two story facility houses the Company's Pacific corporate offices and manufacturing facility. The facility will manufacture and export high quality hotel and resort furniture and Communications assembly and installation.

b) The Company has an 8.5 acre telephone pole manufacturing facility , BHFC Creosoting Inc. purchased in 1998 and located in Butuan city, Philippines. It features a private loading pier and ship-side facilities. This facility was built and operational since 1976. It manufactures telephone poles primarily for the Philippine government.

c) Company has a 50% interest in Bunsaco Inc. a former Mitsui sawmill in Butuan City, which is fully licensed and operating. Round logs are transported from the plantation to this mill which processes the logs into boards and sells the boards to the local market and supplies the furniture factory

d) The company leases offices in Darwin Australia and has its own national Network with a POP (point of Presence) in every capital city. BentleyTel offers not only ISP but VPN (Virtual Private Networks and a wide range of enhanced B2B and B2C services. BentleyTel.com Australia is in a consortium with NEC, Optus, Compaq and Cable & Wireless to provide the Australian
     Northern Territory Government with Internet access, VPN and LAN/WAN over the next 5 years. BentleyTel.com also developed a international gaming site www.centrebet.com , licensed by the Australian Government it is
     ----------------------
     operated byJupiters casino. BentleyTel has an exclusive service and maintenance contract for the site which currently has reported revenues of approximately $20 million per month.

e) The company has offices in Davao City and owns and operates 44 V-Sat and fiber network TeleCenters and 12 call Kiosks in Mindanao a total of 56 sites and is the exclusive or dominant telecommunications provider to 44 towns with a combined population of approximately 1.3 million persons.

f) The Company has offices in Kuching Malaysia and offers computer sales and IT training. BentleyTel Malaysia is affiliated with the Kuching campus of the Tun Abdul Razak Universiti, the University has 10 campuses and is expected to be a source of highly skilled computer engineers and BSc. graduates Of computer science for the Company.

ITEM  3.  LEGAL  PROCEEDINGS  AS  OF  DECEMBER  31  1999
--------------------------------------------------------

     CAM-NET Litigation.  On February 20, 1997, a complaint was filed by CAM-NET
     -------------------
Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses. The company has offered a split payment cash settlement in this matter.

     RBB Bank-Khalifa Litigation.  On or about July 30 1996 and August 28, 1996,
     ---------------------------
The Company issued the aggregate principal amount of $6,683,333 of certain 3% Convertible Debentures, due August 15, 1998 (the "Debentures"), as follows: (i) RBB Bank Aktiengesselschaft ("RBB Bank") ($4,000,000), (ii) Mohammed Ghaus Khalifa ("Khalifa") ($1,333,333), and (iii) Canadian Imperial Bank of Commerce ("CIBC") ($1,350,000) (collectively, the "Debenture holders"). The Company has finalized a negotiated settlement of these disagreements providing for payment of $1,000,000 to Khalifa, and $3,417,667 to RBB Bank over a period of 6 months commencing after the shareholders meeting. The settlement calls for conversions every 45 days, at market rate in either cash, or stock at the Company's choice. The payments will commence within 30 days of the next shareholders meeting.

     WorldCom/WilTel  Litigation.  On  August  29,  1997,  a complaint was filed
     ---------------------------
against the Company by WorldCom Network Services, Inc. d/b/a WilTel in the State Court of Dekalb County, Georgia (Action No. 97A-36948-3) seeking recovery of Approximately $6 million for payment of services rendered as well as fees for Attorneys and court costs. New management has offered a cash settlement in this matter.

     K&S  International Communications, Ltd Arbitration.The Company was involved
     ---------------------------------------------------
in an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd."K&S") with respect to a former agreement under which each party was to provide services to the other. The Company believes that
Extelcom's claims are without substantial merit but due to the nature of the arbitration process, at the end of 1997 elected to increase its litigation reserves by an amount in excess of $1,000,000 for the potential liability claim by Extelcom. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. The Company has negotiated a $390,000 settlement in this matter and has paid $90,000 towards this settlement. A final payment is due on May 1st 2000

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
----------------------------------------------------------------------

     There  have  not  been any matters submitted to a vote of Security Holders.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  STOCK  EQUITY  AND  RELATED  STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

     As of April 12th 2000, the authorized capital stock of the Company consisted of 75,000,000 shares of common stock, par value $0.004 per share (the "Common stock") and 10,000,000 shares of preferred stock, par value $0.004 per share (the "Preferred Stock"). As of December 31st 1999 there were issued and outstanding 75,000,000 shares of common stock, options and warrants to purchase 3,479,575 shares of common stock at prices ranging from $0.41 to $2.40.

     The Company's common stock has been traded in the over-the-counter Bulletin Board ("OTCBB") market since July, 1995 and is quoted on the OTCBB or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "GTMI." The number of shares of common stock issued and outstanding as of April 12, 2000, was approximately 75,000,000. The bid and asked sales prices of the common stock, as traded in the OTCBB market, on December 31st 1999 were approximately $ 0.125 And $0.146 respectively. The quarterly range of high and low bid prices for the past two years were as follows:

                                Bid Prices                   Asked Prices
                             High        Low              High           Low

Year  Ended  December  31,  1997
 1st  Quarter               0.938          0.625          0.969          0.453
 2nd  Quarter               1.156          0.469          1.219          0.500
 3rd  Quarter               0.750          0.370          0.781          0.400
 4th  Quarter               0.625          0.380          0.656          0.410

Year  Ended  December  31,  1998
 1st  Quarter               0.290          0.070          0.380          0.080
 2nd  Quarter               0.720          0.300          0.730          0.310
 3rd  Quarter               0.455          0.125          0.465          0.130
 4th  Quarter               0.380          0.125          0.390          0.133

Year Ended December 31, 1999
 1st  Quarter              0.365          0.125         0.375          0.130
 2nd  Quarter               0.29           0.17          0.30           0.18
 3rd  Quarter               0.24           0.14          0.25           0.13
 4th  Quarter               0.23           0.11          0.25           0.13

     These prices are based upon quotations between dealers, without adjustments for retail mark-ups, markdowns or commissions, and therefore may not represent actual transactions.

     The transfer agent for the Company is American Stock Transfer and Trust Company.

     Discussions of sales of unregistered stock over the last 3 years. The Company's securities are now traded on the OTCBB, an electronic trading system under the general oversight of National Association of Securities Dealers and involve self-regulated markets in the company's stock, which are legally required to be registered broker dealers. The OTCBB is a quotation service which displays real-time quotes, last-sale prices, and volume information for domestic and certain foreign securities. The regulations applicable to stocks trading on the OTCBB have recently been revised to impose significant new financial reporting requirements on such companies. Subject to a phase-in period starting June, 1999, market makers will not be permitted to quote stock prices on the OTCBB unless the issuer has registered with the Securities and Exchange Commission (SEC) or other applicable agency, and submitted the required periodic reports, including the form 10KSB, and other applicable reports to other such agency.

Information required by item 701 of the Regulation SB are subject to investigation by Management

     NEGOTIATIONS FOR CERTAIN REGISTRATION RIGHTS. The Company has entered into various agreements pursuant to which certain holders of the Company's outstanding common stock would have been granted the right, under various circumstances, to have Common stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by the Company. Of the issued and outstanding Common stock as of Dec 31 1999, no shares are subject of future registration statements pursuant to the terms of such agreements. In addition, as of Dec 31 1999, there are warrants to acquire 3,479,575 shares of Common stock which may be exercised through September 30th 2001, and which carry certain piggyback registration rights.

DIVIDENDS  ON  COMMON  STOCK.
-----------------------------

     The Company has paid no dividends on its Common stock as of December 31, 1999. The Company will explore a plan to pay dividends as soon as a profit benchmark is achieved and expansion plans permit.

     Shares Eligible for Future Sale. The Company has announced that it will not undertake a reverse split of its shares.

     The Company had reserved 218 shares of series "A" preferred shares to be issued to the principals of CyberAir Communications Inc., Chairman, Charles Lewis and President Robert Dietrich. However upon calling on CyberAir's commitment to provide service by December 31st 1999, CyberAir was not able to comply, therefore the company has canceled the reserved shares and will await further advice from the provider

MAJOR  EXCHANGE  LISTING
------------------------

     The Company intends to apply for listing on a major exchange by the 2nd quarter 2000. The company has had meetings with senior management of the AMEX and has completed the application, however the application requires the attachment of audited financial statements, which are in the process of being completed, and the application is being prepared for filing.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.
---------------------------------------------------------------------------

     The Company is not submitting financial statements with this filing. When the financial statements are prepared and filed, the Company will include submission of Management's discussion and analysis or plan of operation.


ITEM  7.  FINANCIAL  STATEMENTS.
--------------------------------

     The financial statements required by this item 7 are not being submitted with this filing. When the financial statements are prepared and filed, the Company will include submission of Management's discussion and analysis or plan of operation.


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
----------------------

     None.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.
---------------------------------------------------------

     The directors of the Company currently have terms which will end at the conclusion of the next Meeting of the stockholders of the Company and until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors.

     The following table sets forth certain information concerning the persons who have been nominated by the Board of Directors to be directors of the Company in connection with PROPOSAL ONE of this Proxy Statement and the current executive officers of the Company:

NAME                                POSITION             AGE
------------------------  -----------------------------  ---
Jonathon Bentley-Stevens  Chairman of the Board of        45
                          Directors and Chief Executive
                          Officer

Regina S. Peralta         Executive Vice President and    39
                          Director

David Tang                Chief Financial Officer         40

Renato de Villa           Director                        64

John Walsh                Director                        56

Ramon A. Tirol            Director                        75


Roberto S. Sebastian      Director                        56

Joemari D. Gerochi        Director                        54

Yam Pg Anak HJ Abdul      Director                        30
Wadood Bolkiah

     JONATHON BENTLEY-STEVENS effective April 2, 1999, was appointed Chairman of the Board, Chief Executive Officer and President of the Company, posts to which he was appointed as a result of the Company's acquisition of Bentley House Furniture Company, Inc. ("BHFC") in March, 1999. Mr. Bentley-Stevens is the current Chief Executive Officer of Bentley House Furniture Company, Inc., which is one of the Company's chief operating subsidiaries. He is also President of Bentley House International Corporation (Seychelles) and President of
BentleyTel.com Inc. Mr. Bentley-Stevens is the author of the Bentley-Tricap Ancestral Land Development Plan, currently in use in the Republic of the Philippines ("ROP") as a platform for infrastructure and technological development.

     REGINA S. PERALTA effective April 2, 1999, was appointed the Company's Executive Vice President, and has also been a director of the Company since March, 1999. Ms. Peralta's family founded Bentley House Furniture Company, Inc. and she has served as its President for the past 18 years. Ms. Peralta is also the Vice President of BHTC Sdn. BHD., a BHFC subsidiary. Ms. Peralta previously served as a board member on the Philippine chamber of furniture industries.

     DAVID TANG was appointed Chief Financial Officer of the Company on July 22, 1999. In November 1999, Mr. Tang was also appointed Chief Financial Officer for BentleyTel.com, Inc. Mr. Tang is a Certified Public Accountant licensed in
California practicing in the fields of accounting and taxation. Prior to starting his practice in 1990, Mr. Tang worked at Price Waterhouse and Ozur, Andersen & Radder, Certified Public Accountants. Mr. Tang is a graduate of McGill University in Montreal, Canada and has worked in public accounting since 1982.

     RENATO DE VILLA has served as a director of the Company since June 1999. General de Villa has served as a Four Star General Chief of Staff of the Philippine Army from 1991 through 1997 and was Secretary of National Defense of the ROP. He is currently a Director of the Bank of the Philippine Islands in Manilla, ROP. General de Villa's principal occupation is as Chairman and President of Independent Insight, Inc., a risk control organization firm in the Philippines. He is also advisor to the Chairman of Ayala Corporation, a Philippine company with annual sales of over $1 Billion. General de Villa holds a B.S. in Economics and a M.A. in Business Management.

     JOHN WALSH on December 1, 1999, succeeded R n Fruto as Chief Operating Officer of the Company. From 1995 to 1999 Mr. Walsh served as Vice President of The Wickford Group which is a telecommunications consultant group specializing in the switchless re-sale, international callback and debit card industry. From 1993 to 1995, Mr. Walsh served as the Executive Vice President and Partner of US Dialtone which specializes in international long distance and international debit card network permitting origination in 47 countries. From 1991 to 1993, Mr. Walsh served as the Senior Vice President of INTEX Inc., a nationwide long distance company which produced $1,200,000 in monthly sales. From 1988 to 1991, Mr. Walsh served as the Vice President and Partner of TelTec Inc., a company offering debit cards, operator services and long distance. In addition, Mr. Walsh has held positions ranging from sales engineer, regional telecommunications manager and senior national account manager for GTE, FMC and MCI. Mr. Walsh briefly held the position of Chief Executive Officer of GTMI in 1995, but conflict with previous management over Mr. Walsh's strict control measures resulted in his dismissal. Unfair dismissal litigation was settled in Mr. Walsh's favor in August 1999. Upon review of Mr. Walsh's file, new management asked Mr. Walsh to rejoin the company.

     RAMON A. TIROL is a licensed attorney in the Philippines, and has served as a director of the Company since June 1999. Mr. Tirol served as a Philippine Ambassador to Brunei from February, 1995 through June, 1998, when he retired from official public service. Prior to his position as Ambassador, Mr. Tirol served as a commercial Attach to Bonn, Germany from 1956 to 1961. From 1989 to 1994, Mr. Tirol served as Chief Presidential Legislative Officer to President F.
V.  Ramos  in  the  ROP.

     ROBERTO S. SEBASTIAN has been a director of the Company since June 1999. He is currently President, Chief Executive Officer and a Director of Marsman Drysdale Agribusiness Group of Companies, a corporate agribusiness located in the Philippines. Mr. Sebastian is also a senior executive and director of several affiliated agribusiness companies. From 1992 to 1996, Mr. Sebastian served as Secretary of Agriculture of the ROP. Thereafter, from 1996 to 1997 Mr. Sebastian served as Special Envoy for Agriculture of the ROP to the World Trade Organization.

     JOEMARI D. GEROCHI has been a director of the Company since June 1999. From July 1992 until May 1998, Mr. Gerochi served as Undersecretary of Agriculture of the ROP. Mr. Gerochi has also served as a consultant to the World Bank on Agriculture in the ROP, and as a representative of the ROP to the GATT Conference. Mr. Gerochi is currently President of FairConsult Inc., an environmental consulting company.

     YAM PG ANAK HJ ABDUL WADOOD BOLKIAH has been a director of the Company since June 1999. Prince Wadood Bolkiah is the eldest nephew of the Sultan of Brunei. In Brunei, he is the Chairman of National Broadcast Media, Sebcom Technology, and Communication Brunei, which are all well-known Brunei broadcast and communications companies. Prince Wadood Bolkiah is also the Chairman of the Entertainment Production Group of Brunei, BSB Brunei, which is a marketing and sales promotion company in Brunei promoting the country.

     All of the current directors were appointed to the Board of Directors by Unanimous Written Consent of the predecessor Board of Directors as of June 30, The predecessor directors resigned their respective positions as directors and (where applicable) as officers of the Company as of March 31, 1999, and June 30, 1999.

     (1) The SEC initiated a civil action against Mr. Bentley-Stevens for an alleged 1996 violations of 10(b) of the Securities Exchange Act of 1934 ("the Act"). Mr. Bentley-Stevens had been a 1% shareholder and outside director of a Nevada corporation, Global Timber Corporation ("Global Timber"). In December, 1995, January, 1996 and November, 1996, Global Timber filed disclosure documents with the SEC pursuant to Rule 15c2-11 of the SEC and also filed a Form 10 Registration Statement in March 1996. In each of these documents, Global Timber announced the acquisition of certain timber rights in the Philippines. The SEC claims that these statements were false and/or misleading since as of the date of the disclosure documents Global Timber had not obtained approval from the Philippine government to actually harvest the timber. Mr. Bentley-Stevens is vigorously opposing the SEC's claims on the grounds that nothing in the disclosure documents claims that Global Timber had a right to harvest timber and he was not in the USA and played no role in the drafting of the documents nor did he review them before they were filed. Global Timber is in no way affiliated with GTMI or any of its subsidiaries. No findings, orders, decrees or judgments have been made in this matter, although the SEC has indicated that it might examine GTMI's public statements.

ITEM  10.  EXECUTIVE  COMPENSATION
------------------------------

SUMMARY  COMPENSATION  TABLE

     The following table sets forth certain information concerning compensation of certain of the Company's current and former executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December 31, 1999, 1998 and 1997:

-------------------------------------------------------------------------------------------------------------------
                                   Annual Compensation                   Long Term
                                   -------------------                   ---------
                                                                       Compensation
                                                                       ------------
                                                                          Awards           Payouts
-------------------------------------------------------------------------------------------------------------------
(a)                     (b)      (c)      (d)         (e)           (f)           (g)         (h)          (i)
-------------------------------------------------------------------------------------------------------------------
                                                     Other      Restricted    Securities
Name and                                            Annual         Stock      Underlying      LTIP      All Other
Principal               Year    Salary   Bonus   Compensation    Award(s)    Options/SARs   Payouts   Compensation
Position                         ($)      ($)         ($)           ($)           (#)         ($)          ($)
-------------------------------------------------------------------------------------------------------------------
Jonathon A.             1999*   170,000       0              0            0              0         0              0
Bentley-Stevens,
CEO

Regina                   1999   165,000       0              0            0              0         0              0
Peralta,
Exec. Vice
President

Roderick A. McClain,    1999*   170,000       0              0            0              0         0              0
Former CEO

                         1998   151,250       0              0            0              0         0              0

                         1997   137,000       0              0            0              0         0              0

Geoffrey F. McClain,    1999*   100,000       0              0            0              0         0              0
Former
Senior
Vice
President

                         1998   100,000       0              0            0              0         0              0

                         1997    98,000       0              0            0              0         0              0

Herbert S.              1999*   115,000       0              0            0              0         0              0
Perman,
Former
CFO

                         1998   105,000       0              0            0              0         0              0

                         1997    98,000       0              0            0              0         0              0

*  Mr.  Bentley-Stevens  has  agreed  to  forego  all 1999 compensation from the Company due to a lack of earnings.
Messrs.  McClain,  Perman  and  McClain  were  not compensated in 1999 prior to the Bentley House Furniture Company change  in  control  and  their  employment  relationships  were  canceled  on  August  12,  1999.

OPTIONS  GRANTS  IN  LAST  FISCAL  YEAR

     There  were  no  grants  of  stock  options  during the 1999 calendar year.

AGGREGATED  OPTION  EXCERCISES  IN  LAST  CALENDAR YEAR AND FY-END OPTION VALUES

     The following table sets forth, for the 1999 calendar year, each exercise of stock options by each of the Named Executive Officers and the calendar year-end value of unexercised options on an aggregate basis.

                                     Value              Number of                 Value of Unexercised
                        Shares     Realized            Unexercised                In-the-Money Options
                     Acquired on      ($)           Options at FY-End                  at FY-End
                       Exercise               (#) Exercisable/Unexercisable  ($) Exercisable/Unexercisable
                         (#)                                                              (1)
Name
Geoffrey F. McClain             0          0                            / 0                            / 0
Roderick A. McClain             0          0                            / 0                            / 0
Herbert S. Perman               0          0                            / 0                            / 0

(1)     Options  are  "in-the-money"  if  the  fair market value of the common stock underlying the options exceeds  the  exercise  price  of  the  option.  The bid and asked sale prices quoted by the OTCB Market on
December  31,  1999  was  approximately  $0.15.

EMPLOYMENT  AGREEMENTS

     In 1997, the Company entered into a revised and restated employment agreement with Roderick A. McClain, then Chief Executive Officer of the Company, which provided for (a) a term of the employment of ten years from the effective date, which term is automatically extended by one month at the end of each month; (b) a base salary of $125,000 annually, increased by ten percent each year; (c) a performance bonus equal to 7.5% of the net income before taxes of the Company for any year, (d) a revenue bonus equal to 10,000 shares of the Company's Common Stock for each increment of $250,000 by which the Company's gross monthly revenues exceed those of the prior month, starting from a base of $450,000; (e) 1,000 shares of a class of convertible preferred stock to be authorized by the Company, subject to terms of such class of preferred stock as are agreed to by the parties hereto; (f) any other bonus, supplemental or incentive compensation as may be approved by the Board of Directors; (g) nonqualified options to acquire up to 1,600,000 shares of the Company's Common Stock at an exercise price of $0.41 per share which were repriced on March 3, 1998 at $0.10 per share; and (h) a trigger to receive all unpaid compensation, whether or not earned, upon the occurrence of a change in control of the Company. For purposes of the employment agreement, a change in control equals;
(i) a change in twenty-five (25%) percent of either the outstanding shares of Common Stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally, or (ii) the approval by the stockholders of the Company of a reorganization, merger or consolidation, in which persons who were stockholders of the Company immediately prior to such reorganization, merger or consolidation did not, immediately thereafter, own or control more than fifty percent (50%) of the combined voting power entitled to vote generally in the election of directors of the surviving corporation of such reorganization merger or consolidation; or (iii) a liquidation or dissolution of the Company or of the sale of all or substantially all of the Company's assets.

     The change in control provisions of Mr. McClain's employment agreement were triggered by the acquisition of Bentley House Furniture Company, Inc. by the Company, which resulted in greater than 40% of the Company's common shares being issued to Jonathan Bentley-Stevens and Regina S. Peralta (the "Principal Shareholders"). Additionally, 4,000 Series A Convertible Preferred Shares were issued to the Principal Shareholders to compensate them for the assumption of the Company's debt. Additionally, 4,000 Series A Convertible Preferred Shares were issued to the Principal Shareholders to compensate them for the assumption of the Company's debt. On June 15, 1999, Mr. McClain waived the change of control provision in Section 4 of his employment contract.

     The Company entered into an employment agreement with Herbert S. Perman, dated October 1, 1995, and amended February 1, 1996. Pursuant to the employment agreement, which had a term of three years, Mr. Perman was employed as the Company's Chief Financial Officer and was compensated with an annual salary of $85,000 and a one-time grant of 150,000 shares of the Company's Common Stock. In addition, Mr. Perman shared in the Company's Executive Stock Bonus Plan, which provided for the issuance of shares of Common Stock upon an increase of gross monthly revenues over a base of $450,000. As of July 12, 1999, Mr. Perman's employment with the Company was terminated pursuant to the acquisition of Bentley House Furniture Company, and the Company considers it has no further obligation to Mr. Perman.

     The Company entered into an employment agreement with Geoffrey F. McClain, dated May 25, 1995, amended February 1, 1996, and amended February 1, 1997. Pursuant to the employment agreement, which had a term of three years, Mr. McClain was employed as the Company's Senior Vice President and was compensated with an annual salary, as of February 1, 1997, of $98,000. In addition, Mr. McClain shared in the Company's Executive Stock Bonus Plan, which provided for the issuance of shares of Common Stock upon an increase of gross monthly revenues over a base of $450,000. As of July 12, 1999, Mr. McClain's employment with the Company was terminated pursuant to the acquisition of Bentley House Furniture Company, and the Company believes it has no further obligation to Mr. McClain.

     The Company entered into an employment agreement with Melissa D. Hart, a former Company secretary, dated May 25, 1995, which was amended November 1, 1995, February 1, 1996, and February 1, 1997. Pursuant to the employment agreement, which had a term of three years, Ms. Hart was employed as the Company's Regulatory Affairs Director and compensated with an annual salary of $52,000, and the granting of 50,000 shares of the Company's Common Stock. In addition, Ms. Hart shared in the Company's Executive Stock Bonus Plan, which provided for the issuance of shares of Common Stock upon increase of gross monthly revenues over a base of $450,000. Ms. Hart's employment with the Company was ended by mutual agreement as of March 1998.

     As of November 15, 1996, the Company had a subsidiary company called Finish Line Collectibles Inc., which entered into a three-year employment agreement with Arthur West as its sales manager. Finish Line was declared bankrupt in July 1997. Mr. West had an annual base salary of $78,000, plus other benefits. The Company had also agreed to pay a bonus to Mr. West equal to 1.5% of the gross sales of the Company's collectible calling cards business during each quarterly period of his employment agreement. However, the annual bonus pay could not exceed $42,000, $54,000 or $67,000 during the first, second and third years, respectively, of the term of the employment agreement. Mr. West's employment agreement with the Company terminated when Finish Line declared bankruptcy.

     As of January 2, 1997, the Company purchased a subsidiary called Log On America, which entered into a three-year employment agreement with David Paolo at an annual base salary of $75,000, plus other benefits. In addition, the Company agreed to pay Mr. Paolo a contingent sum equal to either fifteen percent (15%) or twenty percent (20%) (such percentage being based on the gross profit, if any, of the Company's Internet Services Business for the year ended December 31, 1997) of the value of the Internet Services Business after three years from the acquisition date. At the Company's sole option, up to fifty percent (50%) of the contingent sum could be paid in the form of shares of Common Stock of the Company which have certain registration rights. The Company sold Log On America in January 1998 to Log On America's management, thereby terminating the employment agreement with Mr. Paolo.

     The  Company  entered  into  an  employment  agreement  with  Jonathon
Bentley-Stevens on April 2, 1999 for a ten year term. Pursuant to the employment agreement, Mr. Bentley-Stevens is employed as the Company's President and Chief Executive Officer. Mr. Bentley-Stevens' annual salary is $170,000.

     The Company entered into an employment agreement with Regina S. Peralta on April 2, 1999. Pursuant to the employment agreement, which has a term of ten years, Ms. Peralta is employed as the Company's Executive Vice President. Ms. Peralta's annual salary is $165,000.

     The Company entered into an employment agreement with David Tang on July 22, 1999. Pursuant to the employment agreement, which has a term of five years, Mr. Tang is employed as the Company's Chief Financial Officer. Mr. Tang's annual salary is $150,000 and he received a one-time grant of 100,000 shares of the Company's Common Stock.

     The Company entered into an employment agreement with John Walsh on December 31, 1999. Pursuant to the employment agreement, which has a term of three years, Mr. Walsh is employed as the Company's Chief Operating Officer. Mr. Walsh's annual salary is $160,000 and he received a one-time grant of 100,000 shares of the Company's Common Stock.

TERMINATION  OF  CERTAIN  EMPLOYMENT  AND  STOCK  OPTION  RIGHTS

     On June 15, 1999, the Company agreed to modify the existing employment agreements of Roderick A. McClain, Herbert S. Perman, Geoffrey F. McClain, and Paul C. Graham. The employment agreements were modified as follows.

     Roderick A. McClain waived the "Change in Control" provision in Section 4 of his employment agreement with respect to transactions contemplated by the March 18, 1999 Stock Purchase Agreement between the Company and Bentley House Furniture Company, Inc. In addition, Mr. McClain's annual base compensation increased to $170,000, subject to a 10% annual increase in accordance with
Section 4.1(1) of the employment agreement. Mr. McClain waived the bonus compensation provisions of Section 4.2(2) and 4.3 of his employment agreement, and further waived a club membership allowance set forth in Section 4.1(6)(b) of his employment agreement.

     Herbert  S.  Perman  agreed  to  waive the bonus compensation provisions of
Section 2.4 of his employment agreement. In addition, the Company and Mr. Perman agreed that the choice of law and forum provisions of Section 6.6 of his employment agreement would be changed from Atlanta, Georgia to Los Angeles, California.

     Geoffrey  F.  McClain  agreed to waive the bonus compensation provisions of
Section 2.4 of his employment agreement, but retained the commission compensation provisions of Section 2.1 of the same agreement. In addition, the Company and Mr. McClain agreed that the choice of law and forum provisions of
Section 7.6 of his employment agreement would be changed from Atlanta, Georgia to Los Angeles, California.

     Paul C. Graham and the Company changed the choice of law and forum provisions of Section 7.6 of Mr. Graham's employment agreement from Atlanta, Georgia to Los Angeles, California.

     On August 12, 1999, following the June 15, 1999 modifications, the Company terminated the employment of Roderick A. McClain, Herbert S. Perman, and Geoffrey F. McClain. Pursuant to the 1996 Company Stock Option Plan (the "Plan"), unexercised stock options provided for in the employment agreements at issue were canceled.

     In some instances, the circumstances governing the right to exercise stock options specified in the employment agreements conflict with the circumstances under which such options may be exercised in connection with the Plan. Given the conflict, the Company relied upon the Plan to justify cancellation of certain purported stock option rights. In the event of certain terminations, the Plan permits a party to exercise stock option rights within thirty (30) days after the date of termination. The Company terminated the parties' employment rights and benefits on August 12, 1999. The right to exercise stock options pursuant to the employment agreements and the Plan expired on September 12, 1999. No party exercised stock options within the specified period.

     On  March  3,  1998,  the  Company  granted to each of Roderick A. McClain,
Herbert S. Perman, and Geoffrey F. McClain options to purchase up to 350,000 shares of Common Stock, at an exercise price of $0.10 per share, in consideration of bona fide services rendered. Such services were not in connection with the offer or sale of securities in a capital-raising transaction or services otherwise excluded from being the subject of a Registration Statement on Form S-8 under the Securities Act of 1933, as amended. The option contracts expressly provided an expiration date of December 31, 1999, and prevented either party from canceling the option rights, even if the Company terminated the employee party for cause.

     By December 31, 1999, the options granted to each of Roderick A. McClain, Herbert S. Perman and Geoffrey F. McClain expired.


OPTIONS/SAR  GRANTS  TABLE  DURING  LAST  FISCAL  YEAR


COMPENSATION  OF  DIRECTORS

The Company issued options to purchase up to 25,000 shares of Common Stock to each of Don L. Thone and Ron Berkowitz, who were outside and non-employee directors during 1998. Otherwise, the Company has not and does not currently compensate directors for services rendered in their capacity as directors. The Company does not compensate any employee-directors in their capacities as directors of the Company. See SECURITY OWNERSHIP OF CETAIN BENEFICIAL OWNERS AND MANAGEMENT

INDEMNIFICATION  OF  OFFICERS  AND  DIRECTORS

     The Company's Certificate of Incorporation and bylaws designate the relative duties and responsibilities of the Company's officers, establish procedures for actions by directors and stockholders and other items. The Company's Certificate of Incorporation and bylaws also contain extensive indemnification provisions, which will permit the Company to indemnify its officers and directors to the maximum extent provided by Delaware law.

TERMINATION  OF  EMPLOYMENT  AND  CHANGE  IN  CONTROL  AGREEMENTS

     Except as set forth in employment agreements of certain employees of the Company and its subsidiaries, the Company has no compensatory plans or arrangements which relate to the resignation, retirement or any other termination of an executive officer or key employee with the Company or a change in control of the Company or a change in such executive officer's or key employee's responsibilities following a change in control.

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION

     The Board of Directors has established compensation and audit committees, which consist of Mr. Roberto S. Sebastian, Ambassador Ramon A. Tiroll and General Renato de Villa, who are non-employee directors, and who were appointed to the Board of Directors on June 30, 1999. See DIRECTORS AND EXECUTIVE OFFICERS.

COMPLIANCE  WITH  SECTION  16  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, executive officers, and beneficial holders of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership, current reports of changes in ownership and annual reports of changes in ownership of such equity securities of the Company. Based solely upon a review of such forms, or on written representations from certain reporting persons that no other reports were required for such persons, except for those reports discussed in the next paragraph, the Company believes that all reports required pursuant to Section 16(a) with respect to its executive officers, directors and 10% beneficial stockholders for the year ended December 31, 1999 were timely filed.

     Jonathan Bentley-Stevens failed to file a Form 3, Form 4 or Form 5 in a timely manner for the 17,757,083 shares of Common Stock and 2,400 shares of Series A Preferred Stock acquired on April 2, 1999 through the acquisition of Bentley House Furniture Company, Inc. Mr. Bentley-Stevens reported such information on Form 5 on March 17, 2000.

     Regina Peralta failed to file a Form 3, Form 4 or Form 5 in a timely manner for the 11,838,056 shares of Common Stock and 1,600 shares of Series A Preferred Stock acquired on April 2, 1999 through the acquisition of Bentley House
Furniture Company, Inc. Ms. Peralta reported such information on Form 5 on March 17, 2000.

     David Tang failed to file a Form 3, Form 4 or Form 5 in a timely manner for shares of Common Stock received pursuant to his employment agreement with the Company. Mr. Tang reported such information on Form 5 on March 17, 2000.

     John Walsh failed to file a Form 3, Form 4 or Form 5 in a timely manner for shares of Common Stock received pursuant to his employment agreement with the Company. Mr. Walsh reported such information on Form 5 on February 8, 2000.

ITEM  11.  SECURITY  OWNERSHIP  OF  CETAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
-------------------------------------------------------------------------------

     The following table reflects for the year ended December 31, 1999, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each executive officer named in the Summary Compensation Table in this Proxy Statement for the fiscal year ended December 31, 1999, (c) each person known by the Company to be a beneficial holder of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

Name and Address                  No. of
of Beneficial Owners(1)           Shares    Percent#
------------------------------  ----------  --------
Jonathon A. Bentley-Stevens(2)  17,757,083      23.7
Regina S. Peralta(3)            11,838,056      15.8
Roderick A. McClain(4)                   0         0
Geoffrey F. McClain(5)               1,000       0.1
Herbert S. Perman(6)               150,000       0.1
David Tang                         100,000       0.1
John Walsh                         350,000       0.5
All Executive Officers and      31,316,527      40.2
Directors as a Group


     On March 18, 1999, following several months of discussions and mutual due diligence on the financial and legal aspects of the transaction, the Company entered into an "Agreement to Purchase Stock" (the "Agreement") with Bentley House Furniture Corporation, Inc., a Philippine corporation ("BHFC"), and the shareholders of BHFC. The Agreement provided for the Company to acquire 100% of the issued and outstanding shares of capital stock of BHFC (the "Exchanged BHFC Stock") in exchange for Common Stock and Series A Preferred Stock of the Company (collectively, the "Exchanged GTMI Stock") which represented a 90% ownership interest in the Company. The Agreement included various financial and legal representations, covenants and obligations of the parties typical in similar agreements, including provisions to protect the parties' respective interests. Pursuant to the Agreement, 100% of BHFC's capital stock was to be exchanged by BHFC shareholders for (i) 29,595,139 shares of GTMI Common Stock and (ii) 4,000 shares of GTMI series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 208,274 GTMI Common Stock shares for a total of 833,096,000 GTMI Common Stock shares, or 90% of GTMI Common Stock shares on a fully diluted basis.

     As provided by the Agreement, 99.8% of BHFC stock was delivered into escrow on March 20, 1999. Shares of GTMI stock were to be exchanged for the BHFC stock pending the occurrence of certain conditions precedent, including the filing with the Securities and Exchange Commission of the Company's 1998 Annual Report on Form 10-KSB and its Form 10-QSB for the quarter ended March 31, 1999.

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



(1) The address for each of these persons is the Company's principal executive office, located at 4675 MacArthur Court, Suite 420, Newport Beach, California 92660.

(2) In addition to the shares held directly by him, respectively, Jonathon Bentley-Stevens has been issued 2,400 shares of Series A Preferred Stock which are convertible into 208,274 shares of Common Stock for each share of Preferred.

(3)  Regina  S.  Peralta  holds  1,600  shares  of  Series  A  Preferred  Stock.

(4) Roderick A. McClain was the registered owner of options to acquire up to 1,600,000 shares of Common Stock pursuant his employment agreement with the Company which was canceled on August 12, 1999.

(5) Geoffrey F. McClain was the registered owner of options to acquire 280,820 shares of Common Stock pursuant to his employment agreement with the Company which was cancelled on August 12, 1999.

(6) Herbert S. Perman was the registered owner of options to acquire 150,000 shares of Common Stock pursuant to his employment agreement with the Company which was cancelled on August 12, 1999.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     BentleyTel.com ("BentleyTel"), a subsidiary of GTMI, was incorporated in Nevada on September 30, 1999. It was organized by Jonathan Bentley-Stevens and Regina Peralta for the purpose of centralizing all of the Company's telecommunications, electronics and internet activities in the United States and other jurisdictions. The Board of Directors consists of Mr. Bentley-Stevens, Ms. Peralta, Mr. David Tang, Felino Molina , Socrates Palabyab, Dr. Morni Kambri and Terry Lillis. Mr. Bentley-Stevens is the Chief Executive Officer, Ms. Peralta is the Executive Vice President and Mr. Tang is the Chief Financial Officer and John Walsh is the Chief Operating Officer.

     On October 11, 1999, As provided by the Agreement, 120 shares of series "A" preferred shares was delivered into escrow on 11/10/99. The shares of GTMI stock were to be exchanged for 24,922,880 common shares of Bentleytel.com stock pending the occurrence of certain conditions precedent, including the resolution of the major debts of GTMI consistent with the original GTMI/BHFC share exchange and escrow agreement. In connection with the share exchange, Mr. Bentley-Stevens and Ms. Peralta received no consideration or compensation of any kind. The transaction has been approved by the Boards of Directors of the Company and the Board of Directors of BentleyTel.

     On December 31, 1997, open account advances made by the Company to Roderick McClain totaled $226,386 Effective December 31, 1997, Roderick A. McClain executed a demand promissory note, bearing interest at eight percent per annum for such amount. During 1998, the Company accrued interest increasing the amount to $244,497.

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

                                     PART IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
-------------------------------------------------

A.   Financial  Statements

     The financial statements required by this Item 13 are not being submitted with this filing. When the financial statements are prepared and filed, the Company will include submission of Management's discussion and analysis or plan of operation.

B.   Reports  on  Form  8-K

     None

C.   Other  Exhibits
     None

27   Financial  Data  Schedule.
     None

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

     Certain documents listed above as exhibits to this Report on Form 10-KSB are incorporated by reference from other documents previously filed by the Company with the Commission as follows:

             Previous Filing                      Exhibit Number
         Incorporated by Reference                in Form 10-KSB

     1.  Quarterly Reports on Form 10-QSB              10.2
         for the quarters ended March 31, 1999
         June 30, 1999, and September 30, 1999

     2.  Current Reports on Form 8-K                   10.3
         dated as of February 19, 1998

     3.  10KSB/A NOV 19TH 1999 Amended Annual Report

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLOBAL  TELEMEDIA
                                   INTERNATIONAL,  INC.



Dated:  April 17,2000              By:  /s/ Jonathon Bentley-Stevens
                                             -----------------------------
                                             Jonathon Bentley-Stevens
                                             President/Chief  Executive  Officer
                                               Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                   GLOBAL  TELEMEDIA
                                   INTERNATIONAL,  INC.

Dated:  April 17th 2000            By:  /s/  Jonathon Bentley-Stevens
                                        -----------------------------
                                             Jonathon Bentley-Stevens
                                             President/Chief  Executive  Officer
                                               Director


Dated:  April 17th 2000            By:  /s/  David  Tang  CPA
                                        ---------------------
                                             David  Tang
                                             Chief  Financial  Officer