Form 10QSB
period 2000-03-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 2000-05-16
CIK 789562

10QSB

                     U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10-QSB

 (Mark  One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For  the  quarterly  period  ended  March  31,  2000

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

        4675  MacArthur  Court,  Suite  710,  Newport  Beach,  California, 92660
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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. 75,000,000 Common Stock as of March 31, 2000

     Transitional  Small  Business  Disclosure Format (Check One):  Yes     No X
                                                                     ---    ---

                      GLOBAL  TELEMEDIA  INTERNATIONAL,  INC.
                                AND  SUBSIDIARIES
                         QUARTERLY  REPORT  ON  FORM  10-QSB
                         FOR  QUARTER  ENDED  MARCH  31,  2000

                                      INDEX

                                                                         Page
                                                                         ----
Consolidated Balance Sheet as of  March 31, 2000 . . . . . . . . . . . .

Consolidated Income Statements for the Three
  Months ended March 31, 2000 and March 31, 1999 . . . . . . . . . . . .

Consolidated Statements of Cash Flows for the three
  Months ended March 31, 2000 and March 31, 1999 . . . . . . . . . . . .

Consolidated Statements of Shareholders' Equity for the
  three Months ended March 31, 2000  . . . . . . . . . . . . . . . . . .

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .
Part I - Item 2. Management's Discussion and Analysis of Financial
  Condition, Liquidity and Capital Resources, and Results of Operations

Part II - Item 1. Legal Proceedings   . . . . . . . . . . . .  . . . . .

Part II - Item 4. Submission of Matters to a Vote of Security Holders  .

Part II - Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                               AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEET
                                                 (UNAUDITED)

                                                                               MARCH 31, 2000
                                                                              ----------------
                             ASSETS
                         ----------------
Current Assets

  Cash                                                                        $       161,040
  Accounts receivable, net of allowance                                               184,026
  Other current assets                                                                560,416
                                                                              ----------------

    Total Current Assets                                                              905,482

Property, plant and equipment, net of accumulated depreciation of $1,170,907        7,658,017
Goodwill, net of accumulated amortization of $873,379                              38,419,273
Other assets                                                                          371,894
                                                                              ----------------

Total Assets                                                                  $    47,354,666
                                                                              ================

      LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------

Current Liabilities
  Accounts payable                                                            $    19,787,444
  Accrued expenses                                                                  2,293,189
  Notes payable                                                                     5,884,395
                                                                              ----------------

    Total Current Liabilities                                                      27,965,028

Long-Term Liabilities
  Long-term debt, net of current portion                                                    -
                                                                              ----------------

    Total Long-Term Liabilities                                                             -
                                                                              ----------------
    Total Liabilities                                                              27,965,028

StockholdersEquity
  Common stock, $.004 par value, authorized 75,000,000 shares;                        298,685
     issued and outstanding 75,000,000
  Preferred stock, $.004 par value, authorized 75,000,000 shares;
     issued and outstanding 4,000                                                          16
  Deposit on Future Stock Subscriptions                                               312,500
  Additional paid-in capital                                                       21,808,030
  Accumulated Deficit                                                              (6,908,626)
  Cummulative Translation Adjustment                                               (1,883,673)
  Minority Interest                                                                 5,762,706
                                                                              ----------------

    Total StockholdersEquity                                                       19,389,638
                                                                              ----------------

TOTAL LIABILITY AND STOCKHOLDERSEQUITY                                        $    47,354,666
                                                                              ================

                       GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                 AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                                    (UNAUDITED)


                                                         Three Months ended
                                                              March 31
                                                       2000              1999
TOTAL REVENUES:                                $           580,269   $         -
                                               --------------------  ------------

COST OF GOODS SOLD                                         126,517             -
                                               --------------------  ------------
GROSS PROFIT                                               453,752             -
                                               --------------------  ------------

OPERATING EXPENSES:
  Selling, General and Administrative                    1,062,754       471,798
                                               --------------------  ------------

    Total Operating Expenses                             1,062,754       471,798
                                               --------------------  ------------

    Operating (Loss) Income                               (609,002)     (471,798)
                                               --------------------  ------------

OTHER INCOME (EXPENSES):
  Interest Expense                                         (55,000)      (62,747)
  Other Income                                                 615             -
                                               --------------------  ------------

INCOME BEFORE INCOME TAXES
            AND MINORITY INTEREST                         (663,387)     (534,545)
                                               --------------------  ------------
PROVISION FOR INCOME TAXES                                  23,975             -
                                               --------------------  ------------
                                                          (687,362)     (534,545)
                                               --------------------  ------------

  Minority interest in subsidiaries' earnings              (33,459)            -
                                               --------------------  ------------

NET LOSS                                       $          (720,821)  $  (534,545)
                                               ====================  ============

NET LOSS PER SHARE                             $             (0.01)  $     (0.01)
                                               ====================  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                           75,000,000    75,000,000
                                               ====================  ============


                             The accompanying notes are an integral
                       part of these consolidated financial statements.

                       GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months ended
                                                               March 31
                                                          2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                        $          (720,821)  $534,545
                                                  --------------------  --------
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Minority interest in earnings of consolidated
    subsidiaries                                               33,459
  Cummulative translation adjustment                          (13,448)
  Depreciation and amortization                               322,892      3,695
  Bad Debt                                                          -      5,000
  Stock issued for services                                         -     39,000
  Changes in assets and liabilities:                                -
  Loss on sale of equipment                                         -
  Decrease (increase) in:                                           -
  Receivables                                                 (62,002)
  Due from Stockholders                                             -
  Inventories                                                       -
  Other current assets                                          7,681
  Increase in:
  Accounts payable and accrued expenses                      (254,672)   386,189
                                                  --------------------  --------

  Total adjustments                                            33,910    433,884
                                                  --------------------  --------

Net cash provided(used) by operating activities              (686,911)   968,429
                                                  --------------------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Goodwill adjustment on 3G purchase                          785,931
  Acquisition of fixed assets                                (515,216)
  Acquisition of other assets                                (187,281)         -
                                                  --------------------  --------
Net cash provided by investing activities                      83,434          -
                                                  --------------------  --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on notes payable                                       -
  Payments on notes payable                                (2,318,238)
  Debt acquisition costs
  Shares issued in settlement of liabilities                        -    916,160
  Proceeds from issuance of common stock                    2,965,850     54,500
                                                  --------------------  --------

Net Cash Provided by Financing Activities                     647,612    970,660
                                                  --------------------  --------

Net Increase in Cash                                           44,135      2,231

Cash at Beginning of  Period                                  116,905      5,189
                                                  --------------------  --------

Cash at End of Period                             $           161,040   $    189
                                                  --------------------  --------


                           The  accompanying  notes  are  an  integral
                        part of these consolidated financial statements

                                        GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                                  AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF SHAREHOLDERSEQUITY
                                                   MARCH 31, 2000
                                                    (UNAUDITED)


                                 Common                      Additional     Preferred     Cummulative
                              Stock Issued                     Paid-in       Stock        Translation
                                 Shares        Par Value       Capital      par value     Adjustment     Deficit
                              -------------  --------------  ------------  ------------  ------------  ------------
Balance, December 31, 1999      75,000,000   $     298,685   $18,842,180   $         16  $(1,870,226)  $(6,187,805)
                              =============  ==============  ============  ============  ============  ============
Cummulative
 translation adjustment                                  -                                (13,449.00)
Stock surrender
 and sale of stock                                       -   2,985,863.00
Minority interest in
 subsidiaries' earnings                                  -
Net Loss                                                                                                  (720,821)

Balance as of March 31, 2000     75,000,000         298,685    21,828,043            16   (1,883,675)   (6,908,626)
                              =============  ==============  ============  ============  ============  ============



                               Future                      Total
                               Stock           Minority    Shareholders'
                               subscription    Interest    Equity
                              --------------  ----------  ------------
Balance, December 31, 1999    $      312,500  $5,729,247  $17,124,597
                              ==============  ==========  ============
Cummulative
 translation adjustment                                   $   (13,449)
Stock surrender
 and sale of stock                                        $ 2,985,863
Minority interest in
 subsidiaries' earnings                           13,448  $    13,448
Net Loss                                                  $  (720,821)

                              --------------  ----------  ------------
Balance as of March 31, 2000         312,500   5,742,695   19,389,638
                              ==============  ==========  ============


The accompanying notes are an integral part of these consolidated financial statements

                      GLOBAL  TELEMEDIA  INTERNATIONAL,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               AS  OF  MARCH  31,  2000
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

However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999, except as disclosed herein.

Accordingly, the information contained herein should be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10-KSB for the year ended December 31, 1998 and December 31, 1999. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods presented.


The periods presented are the three months ended March 31, 2000 and 1999, respectively. Certain reclassifications have been made to the financial statements for prior periods to conform to the current year presentation. These reclassifications have no effect on the net income for any of the periods.

2.  NOTES  PAYABLE

Notes  payable  consist  of  the  following  at  March  31,  2000


Current:

   Various demand notes, interest rates 7% -12% . . . . . . . . .  $  625,500
   Floating rate convertible debentures, due August 15, 1998 .. .   4,416,000
   Floating rate notes, due on demand . . . . . . . . . . . . . .     250,000
                                                                   ----------
                                                                   $5,291,500
                                                                   ==========


Long-term
-----------------------------------------------------------------
  Mortgage  on  Philippine  Plant,  prevailing  interest  rates, due  2000.  This  mortgage  is  currently  in  foreclosure  and
  is  due  and  payable in  full  by  June  5,  2000               $  443,405
-----------------------------------------------------------------  ==========

3.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Significant financial instruments consist of accounts payable, notes payable, or accrued expenses that are either demand or due through 2000. The Company is negotiating with two New York based investment bankers for funds required to settle these amounts. As a result, the Company is unable to estimate the timing and ultimate form of the settlement of these liabilities. It believes that if the current holders were to sell such instruments to other parties, the sales price would be substantially less than the carrying value.

4.  COMMITMENTS  AND  LITIGATION

The Company has employment agreements with certain officers and key employees, which expire at various times through 2005. Resignation of the former officers and key employees resulted in the cancellation of all previous employment agreements.

Walsh Litigation. The Company proposed a settlement to the plaintiff. As of July
-----------------
 7, 1998, the Company entered into a settlement agreement for $120,000 payable in 6 equal monthly installments beginning July 7, 1998. The August payment was due and payable by August 13, 1998. The failure to make this payment resulted in a $330,000 judgment, and delivery by the escrow agent of 250,000 shares of GTMI common stock, as security for the judgment, in accordance with the consent order. New management proposed a settlement, which was accepted.

 CAM-NET  Litigation.  On  February  20,  1997, a complaint was filed by CAM-NET
--------------------
Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses. The company has offered a split payment cash settlement in this matter.

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

BENTLEYTEL.COM,  INC.,  GROUP  OF  COMPANIES-DESCRIPTION
--------------------------------------------------------

     The  BentleyTel.com  Group  of Companies (www.bentleytel.com) now includes:
                                                ------------------

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

     b) 3G Communications, Inc., located in Davao, Philippines is a long distance telecommunications company that owns and operates 44 mobile satellite long distance tele-centers and 12 V-Sat Kiosks. 3G plans to deploy up to 100 satellite tele-centers in Mindanao by the end of the year 2001. (3G), BentleyTel.com Phils is currently nine (9) months ahead of schedule opening its 44th tele-centers and 12 cell Kiosks, completing 70% of the year's roll-out in the first quarter of 2000. 3G has a carrier contract with San Diego based WorldxChange Inc.

www.worldxchange.com
--------------------

     c) DynaSem Communications, Inc., ("DynaSem") located in the city of Kuching, Malaysia, and on the world-wide web at www.mdc.com.my, is a computer sales and technology training company. BentleyTel.com acquired DynaSem to assist with technology transfers between the BentleyTel.com companies and to train BentleyTel.com personnel in VIOP, ISP, secure data transfer and e-commerce. It is anticipated that the acquisition of DynaSem will facilitate the Company's entry into the Malaysian multi-media corridor. DynaSem is affiliated with the prestigious Tun Abdul Razak Universities which have 12 campuses.


      During the 1st quarter of 2000, BentleyTel.com continued to provide complex e-commerce solutions, multi-media and high speed Internet and wireless communications, including international and long distance Voice over IP, LAN, VPN (Virtual Private Networks), ISP, Virtual ISP, and PC-PC, PC-Phone transmission of data and voice to and within the BIMP-EAGA. BentleyTel(Aus) is part of a Consortium consisting of Optus, NEC, Compaq and Cable and Wireless which was successful in obtaining a $110 million 5 year contract to provide the Government of the Northern Territory of Australia with Internet access, VPN,(Virtual Private Network) and LAN/WAN systems. On June 2000,
BentleyTel.com Australia will take over ownership and management of the Australian Northern Territory Government Internet.

     The group of companies now comprising BentleyTel.com have all maintained a 100% growth rate in recent years. It is anticipated that the transfer of technology and networking between the companies will significantly increase the Company's earnings over time.

     BentleyTel.com executed share exchange agreements effective on October Pursuant to the share exchanges, BentleyTel.com agreed to provide capital, as required to each of the subsidiaries to support their business development and operations.

     Given the expected growth and continued need for capital, BentleyTel.com intends to conduct an initial public offering of BentleyTel.com stock by late 2000.

5.  BUSINESS  COMBINATION

Bentley  House  Furniture  Company  Acquisition.   On April 2, 2000, the Company
-----------------------------------------------
closed an agreement to acquire Bentley House Furniture Company ("BHFC"), a Philippine holding company with interests in: telecommunications; agriculture; mining; timber exports; and furniture manufacturing. BHFC has significant housing construction contracts with the Philippine Government, which include exclusive supply of Internet, CableTV and telecommunications for one million Government houses to be constructed over the next 25 years. Pending Hotel contracts in Australia and the Philippines as well as government housing contracts, telecommunication, and reforestation projects should result in an excess of US$120,000,000 of net income over the life of the contracts. BHFC has significant Government contracts for forestry land development, which include all environmental certifications, harvesting permits and title to the standing timber. For proper entry into the books of the Company, BHFC has engaged the international audit firm of KPMG to independently value the timber assets following which the Company will make those assets available for the purpose of establishing the credit facilities necessary for the combined companies to realize their new joint business plan.

BHFC has existing facilities for the milling and finishing of raw timber as well as a newly constructed "state of the art" furniture manufacturing facility, designed and financed with the assistance of Sumitomo Corporation, with whom BHFC has an international agreement. This 10-acre factory/office complex includes the BHFC Asean Head office, and is believed by the management of BHFC to be one of the largest and most modern furniture factories in the Philippines. BHFC's equipment includes BACCI Italian shaping machines; high frequency microwave wood bending machines and Italian automated heated spray booths. The factory has a certified output capacity of 10,000 finished pieces per month. The Company utilizes mahogany, teak and other hardwood timber from its plantations to supply hotels and resorts under construction with timber and interior furniture. The factory is currently in foreclosure and has had all operations suspended. The factory operations are suspended to focus the available financial resources in restructuring Global Telemedia. Management, however, has only a balance due of $725,000 on its $8 million dollar factory office complex and intends to pay this remaining balance and re-open the factory for operations in the second quarter of 2000 Management, however, intends to pay the remaining balance on the mortgage and re-open the factory for operations in the second quarter of 2000.

On April 2nd 2000, the Company closed its share exchange with the delivery of 99.8% of Bentley House Furniture Company stock to the escrow attorney. New management has developed a schedule of resolutions for its present outstanding debts and lawsuits.

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

The Company intends to actively pursue joint ventures with other telecommunication companies in the fields of ISP (Internet Service Provider) and wireless telecommunications. The focus of this will be the Asia-Pacific countries where the calling costs are significantly higher than in the USA.

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

       The Company intends to further examine the viability of the Ultra-Pulse and CyberAir technology and whether it will enhance the existing services and or increase the Company's market-share, and or net profits.

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

                              RESULTS  OF  OPERATIONS

The Company is finalizing its roll out program for its Proprietary Smart-e-Card The Company has a marketing program to sell the cards through telemarketing and has an agreement with Cambridge Inc a marketing company from Florida. The Company has an additional Marketing agreement with Big Wheel Promotions to market the product starting in Dallas, Houston, San Antonio and other Texas Locations. Big Wheel is also the the agent for Western Union and Corona Beer. Additionally, the company will market the product through its own web site and its marketing group in California.

The Smart-e-Card has MasterCard Capability, ATM, Phone Card, e-funds transfer and Unified Messaging. The card will be configured to operate in over 100 countries and the Company has applied for a business use patent.

The company also executed a co-development agreement with Data Exchange Inc of Richardson Texas, to co-develop an integrated Unified Messaging system called the Message PilotTM . The Message PilotTM will enable e-mail, voicemail, fax and pager messages to be retrieved from remote locations around the world. The Company also has an exclusive marketing agreement for Message PilotTM for the Pacific Rim countries, China, Japan and Europe with exclusive retail marketing in North America, Mexico and Canada; and co-marketing for wholesale in North America.

The Company has made an offer to purchase Data Exchange Inc, for $45 million in cash and stock. The shareholders of Data Exchange have accepted the offer. Final documents are being prepared.

3G Communications Inc. in the Philippines has filed to change its name to BentleyTel.com Philippines, the Company has arranged a carrier agreement with WorldxChange an international carrier located in San Diego. WorldxChange has provided 44 trunk groups to BentleyTel.com Phils, and the company is now enjoying international traffic both in and out of the Philippines. Worldxchange has also arranged for the acceptance of credit card payments for international collect calls in over 100 countries. BentleyTel.com Phils has expanded from 26 TeleCenters in December 1999 to 44 TeleCenters and 12 V-Sat Kiosks by March 31 2000.

 With the launch of the Proprietary Smart-e-Card and Message Pilot the Company expects to show significant revenues for 2000

THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999

OPERATING  (LOSS)

Revenues for the three months ended March 31, 2000 and March 31, 1999 increased from $0 revenues to $580,000. The revenue increases were primarily associated with revenues generated by the operating subsidiaries in the telecommunications and technology sectors.
    Bentley House Furniture Company's new factory was suspended in 1999 and 2000 as the management concentrated their financial resources to the reorganization of the Company and the financing of BentleyTel.com and its products and development costs. Since the beginning of 2000 the Company has paid 3 million to banks and creditors and has scheduled the reopening of its Head Office and manufacturing complex for 2nd quarter 2000. The company has existing contracts and expects to generate significant revenues from its manufacturing in the Philippines. These revenues are targeted to further expansion of the telecommunications assets and multi-national and national marketing of its proprietary Smart-e-Card and Message PilotTM .


General and administrative costs for the three months ended March 31, 2000 increased approximately by $591,000 from the corresponding periods in 1999. The entire increase over the corresponding period in 1999, resulted from the Company's acquisition of its subsidiaries. The merger between BHFC is complete as is the construction of the new Davao City Factory Office complex, pending contracts can now be executed. The merger between BentleyTel.com was completed in the fourth quarter of 1999.

The Company has dealt with the majority of its disputes and legal matters carried over from previous management and is confident that its legal and finance expenses will be significantly reduced.

   The Company has executed employment agreements with experienced telecom executives such as John Walsh, former, MCI, GTE. FMC, Ken Heffner, former, Vice President and General Manager of NORTEL, and Annette Gieseman, former, Vice President of NORTEL Intelligent Networks. These executives are tasked prepare international marketing programs, strategies and roll programs for the Smart-e-Card and MessagePilotTM products and



Net  loss/profits   from  operations  for  the three months ended March 31, 2000 and  1999  were  approximately  (609,000)  and  (471,798),  respectively.

OTHER  INCOME  (EXPENSES)

Interest expense for the three months ended March 31, 2000 was approximately $55,000 and $63,000 respectively, and were significantly higher than comparable 1998 periods. The increase was due to the addition of the mortgage note on the Company's Davao City plant. The Company will continue to explore the most effective utilization of financial leverage as well as alternative means of raising additional capital to enhance long-term growth and maximize shareholder value.

                         LIQUIDITY  AND  CAPITAL  RESOURCES

 As of March 30, 2000, the Company had accounts payable and accrued expenses totaling $22,080,633.

Notes payable was paid down by approximately $2,300,000 by using proceeds from the surrender and sale of common shares by directors and officers.

   New management has settled some and should settle all the remaining creditors by end 2000. The Company has received co-operation from the majority of creditors.

The Company has been financed by its New Management which is also negotiating with financial institutions for long term loans backed by assets of Bentleytel.com and BHFC.

Management anticipates that the Company will be able to build revenue and sustain its expansion and growth under its new business plan.


                              YEAR  2000  COMPLIANCE

The Company's administrative operations have been reviewed for Year 2000 Compliance. Normal upgrades have resulted in essential operations being Year 2000 Compliant. The Company has consulted an external consultant with respect to The Company's internal accounting software system, and has decided to implement a international platform of accounting software for timely and accurate reporting and filing.


PART  II.          OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

See  Form  10-KSB  filed  April  15,  2000

The Company has employment agreements with certain officers and key employees, which expire at various times through 2005. Resignation of the former officers and key employees resulted in the cancellation of all previous employment agreements.

Walsh Litigation. The Company proposed a settlement to the plaintiff. As of July
-------------------
 7, 1998, the Company entered into a settlement agreement for $120,000 payable in
6 equal monthly installments beginning July 7, 1998. The August payment was due and payable by August 13, 1998. The failure to make this payment resulted in a $330,000 judgment, and delivery by the escrow agent of 250,000 shares of GTMI common stock, as security for the judgment, in accordance with the consent order. New management proposed a settlement, which was accepted.

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

     K&S  International Communications, Ltd Arbitration.The Company was involved
     ---------------------------------------------------
in an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd."K&S") with respect to a former agreement under which each party was to provide services to the other. The Company believes that
Extelcom's claims are without substantial merit but due to the nature of the arbitration process, at the end of 1997 elected to increase its litigation reserves by an amount in excess of $1,000,000 for the potential liability claim by Extelcom. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. The Company has negotiated a $390,000 settlement in this matter and has paid $90,000 towards this settlement. A final payment is due on May 1st 2000

CAM-NET  Litigation.  On  February  20,  1997,  a complaint was filed by CAM-NET
-------------------
Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses. Although the Company was successful in reaching a compromise settlement of this action, its inability to make payment of the settlement amount in January 1998 resulted in a summary judgment against the Company for $250,000. New maanagent has offered a structured cash settlement in this matter.

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

                      GLOBAL  TELEMEDIA  INTERNATIONAL,  INC.
                      ------------------------------------
                                   (Registrant)



/s/  Jonathon  Bentley-Stevens
------------------------------
Jonathon  Bentley-Stevens,  CEO

Date:  May  16,  2000



/s/  David  Tang
----------------
David  Tang,  Chief  Financial  Officer

Date:  May  16,  2000