Form 10KSB/A
period 1999-12-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 2000-06-30
CIK 789562

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                      10KSB
                                  AMENDMENT No. 1

                    This report includes a total of 58 pages



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

             4675 MacArthur Court, Ste. 710, Newport Beach CA. 92660
--------------------------------------------------------------------------------
                     Address of principal executive offices,

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

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] State issuers revenues for its most recent fiscal year : $594,021

The number of shares outstanding of the issuer's common stock as of April 13th 2000, was 74,939,500 shares. The aggregate market value of the common stock (43,883,473 shares) held by non-affiliates, based on the average of the bid and asked prices ($0.20) of the common stock as of December 31, 1999 was $8,776,695. Documents incorporated by reference:

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


     On April 2, 1999, the GTMI, Inc. acquired Bentley House Furniture Company,Inc. a Philippine Corporation (BHFC). The merger was accounted for as a reverse acquisition whereby BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. The accompanying consolidated financial statements include the historical results of BHFC and the consolidated results of GTMI as of the date of merger

     BHFC allows the Company to have a manufacturing base, whereby furniture and wood products can be manufactured for the housing and resort industries. Management's plans are to reinvest any profits from this line of business into the telecommunications arena.


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

     In building upon BHFC's manufacturing base, the Company can profit from existing BHFC contracts. BHFC has completed a contract to manufacture furniture and furnishings for the Karamunsing Hotel in the resort city of KotaKinabalu, Malaysia. In addition, BHFC is provisionally awarded a contract to build the EcoTech Hotel in Sydney, Australia.The contract for the EchoTech Hotel project is delayed due to current Olympic games 2000 construction, but the Company expects to start the contract in the 3rd quarter of 2000.

     The Plan also incorporates BHFC's 25-year contract to construct one million government employee houses. A Canadian/Philippine "AAA" rated Rapid-Built Modular housing builder will use a patented computer designed technology to construct the houses. As part of the Plan, the Company has signed a thirty-one million dollar contract with Integrated Philcan, Inc., a subsidiary of HRS Steel in Canada. Integrated Philcan has opened offices in Makati, Philippines and has confirmed that the Canadian Government through CIDA as approved $288,000 for initial training of the assembly workers. Construction should commence in second quarter 2000. The contract is fully guaranteed by the Philippine National Housing Authority and calls for the Company to be the Exclusive provider of local and long distance telephone, cable TV and Internet services to the newly constructed one million government homes.

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


GTMI has entered into a contract with re-known architect Paul Thoryk under which GTMI through its subsidiary BHFC will create an exclusive line of furniture for hotels and exclusive residences which Thoryk is designing. Thoryk has contracted to deliver $75 million in revenues over a 7 year period. In exchange for the contracts, Thoryk will receive 5% of the shareholding in GTMI, his shareholding will be earned proportionate to the contracts he delivers. BHFC has already commenced manufacturing samples for hotels. GTMI will also bid to supply communications and services to the same hotels that BHFC outfits.


     The construction of housing and the exclusive supply of telephone, cable and Internet services to newly constructed homes, links the core-manufacturing platform of BHFC with the technology available from GTMI. The income stream from these existing businesses is expected to generate profits, which will be re-invested in the telecom arena, reducing the need for further outside financing.

     As provided by the Agreement, 100% of BHFC stock was delivered into escrow on March 20, 1999. Shares of GTMI stock were to be exchanged for the BHFC stock pending the occurrence of certain conditions precedent, including the filing with the Securities and Exchange Commission of the Company's 1998 Annual Report on Form 10-KSB and its Form 10-QSB for the quarter ended March 31, 1999. Since then, new management has followed its debt restructuring schedule and reduced the Company's debt by resolving a significant number of the disputes. The Company anticipates resolution of the remaining disputes by the end of year 2000.

BUSINESS  COMBINATIONS
----------------------


     New management, having spent considerable funds and effort in the investigation of new technologies, concluded that the future of the Company lies in e-commerce web-hosted products, e-music, unified messaging and other enhanced web-based services. Management is developing a proprietary Smart-e-Card that will give corporate clients and consumers direct access to enhanced technological services and provide the Company with a strategic advantage in the marketplace.


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

BENTLEYTEL.COM,  INC.,  GROUP  OF  COMPANIES-DESCRIPTION
--------------------------------------------------------

     The BentleyTel.com Group of Companies (www.bentleytel.com)now includes:
                                           -------------------


     a) Octa4 Pty. Ltd. is an Australian ISP and has the only private National Fiber Optic Ericsson Tigris ISP, VPN, VoIP capable network connecting every state of Australia. Established in 1991, Octa4, Headed by Felino Molina, former University Physics Lecturer, offers VPN, secure Virtual Private Networks to businesses, and ISP to 4,000 + members as well as offering ISP, virtual ISP, VPN (Virtual Private Networks) and e-commerce to every Australian state, the Company in planning to enable its VoIP services in mid 2000. Octa4, developed a Real-Time Credit card clearing platform, which is in use by the largest banks in Australia for almost one year. Its clients account for almost 50% of Australia's e-commerce. Octa4, located on the web at www.BentleyTel.com has also developed the secure "Centrebet" an Internet international web hosted betting system, which can be viewed at www.centrebet.com. In November 1999, as a member of a consortium with COMPAQ, NEC,CABLE & WIRELESS and OPTUS, BentleyTel.com (Octa4) was successful in winning a 5 year $110 million Australian Government. BentleyTel.com will provide the VPN,(Virtual Private Network)and Cable & Wireless and Optus will provide LAN/WAN systems. BentleyTel has developed secure software to enable Government employees to access Government files from remote locations. In June 1 2000 BentleyTel took over the dialup and Internet hosting for the Australian Northern Territory Government. The five year contract should bring in revenue of $100,000 per month and ramp up significantly as government workers come on line. This contract is expected to double the BentleyTel ISP client base.


     b)3G Communications, Inc., located in Davao, Philippines. 3G has operated since 1995 and is headed by Socrates Palabyab, who has been the key figure in roll out programs for the major Philipine telecoms. 3G owns and operates 56 mobile satellite long distance tele-centers. When 3G was acquired it had 18 sites, now as BentleyTel.com (Phils) it has deployed 56 satellite tele-centers and Kiosks in Mindanao. 3G-BentleyTel.com Phils is currently nine (9) months ahead of schedule, completing 70% of the year's roll-out in the first quarter of 2000. 3G has partnerships or strategic alliances with Globe, Digital, Philcom, Philtel and PLDT. 3G now is the dominant telecom provider to 56 towns with a combined population of aprox.1.5 million, 3G also offers enhanced services such as e-mail, telegram, fax and other B2B and B2C products.

     c) DynaSem Communications, Inc., ("DynaSem") located in the city of Kuching, Malaysia, and on the world-wide web at www.mdc.com.my, is a computer sales and technology training company. Headed by Dr. Morni Kambri, BentleyTel.com Malaysia will assist with technology transfers between the BentleyTel.com companies and to train BentleyTel.com personnel in VOIP, ISP, secure data transfer and e-commerce. It is anticipated that the acquisition of DynaSem will facilitate the Company's entry into the Malaysian Multi-media Super Corridor. (MSC). The MSC is building a 20 mile long 1 mile wide 2-10 gig per second fiber optic technology development corridor. The chairman of the Committee is Bill Gates and over 320 companies including Microsoft, NEC,
Netscape, Siemans, Sun MicroSystems, Oracle and many more are already participating in the MSC. BentleyTel is committed to interacting with those companies. BentleyTel.com Malaysia is associated with the Tun Abdul Razak
University  which  has  12  campuses.


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

OPERATIONS,  CONTRACTS  AND  PROJECTS.
-----------------------------------------------


CONSTRUCTION CONTRACTS:
-----------------------

     BHFC maintains existing contracts, including joint venture contracts for construction of Philippine government employee homes. The contracts have been executed on behalf of the Philippine National Police, the Armed Forces of the Philippines, the Department of Interior of the Philippines and several local Philippine government arms. Subdivisions are presently delineated and nearly all necessary permits needed to commence construction have been secured. BHFC had anticipated construction to begin during the 4th quarter of 1999, but due to insufficient funds, construction has been delayed. BHFC expects sufficient funds in the near future to support site development in preparation for construction pursuant to the contracts.


     Construction contracts, pursuant to the development of the Philippine employee government homes, have been executed with San Antonio Housing Systems & Technology, Inc., Canadian Company and Integrated Philcan, Inc., a "AAA" rated subsidiary of HRS Steel. Both companies can produce "Rapid-Built" modular houses and maintain factories in the Philippines. The companies are fully licensed and accredited with and by the Philippine Government. Integrated
PhilCan Inc. has opened offices in Makati, Philippines, and has advised that the Canadian Government through CIDA has approved a $288,000 Grant for the initial training of local assembly workers.

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


TECHNOLOGY CONTRACTS:

The Company has entered into a co-development agreement with Richardson Texas based Data Exchange Inc. to assist in developing the Message Pilot.
DataXchange has filed for a patent on the MessagePilot TM and BentleyTel utilized its previously developed software to accelerate the development of the Unified Integrated Messaging System.

The company has also entered into a contract for the manufacturing of its proprietary Smart-e-Card with Moore Business Systems one of the largest manufacturers of credit/debit cards. Once manufacturing is in full operation Moore has committed to a 7 day fulfillment of orders for the BentleyTel.com Smart-e-Card. The company has paid the initial production cost of the Smart-e-Card.

The Company has entered into a marketing agreement for the distribution and sale of its Smart-e-Card with Big Wheel Promotions, a Dallas based marketing company who specializes in event marketing and brand recognition. Big Wheel is an agent for Corona Beer and Western Union as well as well known celebrities. The company has paid the initial marketing and promotion costs for the Smart-e-Card.

The Company has entered into a telemarketing agreement with Cambridge Marketing and has paid for the development of telemarketing scripts for sale of its Smart-e-Card and MessagePilot to qualified B2B and B2C clients identified by Cambridge Marketing.



CHANGES  IN  MANAGEMENT
-----------------------

     An important element of the Company's plan to broaden its business base is the recruitment of skilled personnel. In addition to the Company's current executive officers and directors the Company has executed a 5 year employment agreement with John Walsh in the position as Chief Operating Officer, John has 35 years experience in telecom, start up projects, international debit cards. John was one of the founders of USDialtone and has held management positions with such prestigious companies as MCI, FMC and GTE.

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

     REGINA S. PERALTA effective April 2, 1999, was appointed the Company's Executive Vice President, and has also been a director of the Company since March, 1999. Ms. Peralta's family founded Bentley House Furniture Company, Inc. and she has served as its President for the past 18 years Ms. Peralta previously served as a board member on the Philippine chamber of furniture industries.

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

     YAM PG ANAK HJ ABDUL WADOOD BOLKIAH has been a director of the Company since June 1999. Prince Wadood Bolkiah is the eldest nephew of the Sultan of Brunei. In Brunei, he is the Chairman of National Broadcast Media, Sebcom Technology, and Communication Brunei, which are all well known Brunei broadcast and communications companies. Prince Wadood Bolkiah is also the Chairman of the Entertainment Production Group of Brunei, BSB Brunei, which is a marketing and sales promotion company in Brunei promoting the country.


In February 2000 the Board of Directors approved the appointment of Ken Heffner as Chief Technical Officer. Ken was with NORTEL for 16 years and retired as Senior Vice President and General Manager, prior to which he worked for SPRIINT. Ken is also President of Data Exchange and brings his vast knowledge of telecommunications and Technology to the Company.

In February 2000 the Board of Directors also approved the appointment of Annette Gieseman as Vice President of Marketing. Annette who was with NORTEL for 13 years as their Vice President of Intelligent Networks. Annette brings her experience in generating revenue via marketing, licensing, promotions and brand recognition to the Company.



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

     Since the reverse merger the new management has reduced the Company's liabilities by over $4 million, has infused almost $2 million for hardware, software development and marketing and operating costs and continues to resolve the remainder of the Company's prior litigation by cash settlement, bank instrument or part cash and stock on conditions favorable to the Company. The previous management failed to remit payroll withholding taxes, which resulted in the Company's liability of more than $600,000 to the Internal Revenue Service. New management has remitted a cash payment of $300,000 and is engaged in 22 month workout program with the IRS regarding the balance.


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


      Management's mission is to develop  and  maintain  a  market  share  in an
industry  characterized  by  explosive  growth.   The  Company's  ability  to
operate as a national and international software supplier and developer is enhanced by the recent acquisitions and strategic alliances. The Company expects to release its e-commerce products and services by the 3rd quarter of the year 2000.


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

ITEM  2.  DESCRIPTION  OF  PROPERTIES.
--------------------------------------

a) In August 1999, the Company has entered into a five-year operating lease at 4675 MacArthur Court, Suite 420, Newport Beach, CA 92660. The monthly rental is $3,450 and the lease is with an unaffiliated third party. The Company has built an office/factory complex, located in the tax and duty free zone in Davao City Philippines. The eight-acre compound contains a three-acre facility to manufacture furniture. This secure compound totals 8 acres with 3 acres under roof. This eight million dollar two story facility houses the Company's Pacific corporate offices and manufacturing facility. The facility will manufacture and export high quality hotel and resort furniture and Communications assembly and installation. The company will commence manufacturing in 3rd quarter 2000.

b) The Company has an 8.5 acre telephone pole manufacturing facility , BHFC Creosoting Inc. purchased in 1998 and located in Butuan city, Philippines. It features a private loading pier and ship-side facilities. This facility was built and operational since 1976. It manufactures telephone poles primarily for the Philippine government. The Company expects to commence manufacturing in 3rd quarter 2000.

 c) The company leases offices in Darwin Australia and has its own national Network with a POP (point of Presence) in every capital city. BentleyTel offers not only ISP but VPN (Virtual Private Networks) and a wide range of enhanced B2B and B2C services. BentleyTel.com Australia is part of a consortium with NEC, Optus, Compaq and Cable & Wireless to provide the Australian Northern Territory Government with Internet access, VPN and LAN/WAN over the next 5 years. BentleyTel.com also developed the international gaming site www.centrebet.com, licensed by the Australian Government and operated by Jupiter's casino. BentleyTel has an exclusive service and maintenance contract for the site.

d)   The  company  has  offices  in  Davao City and owns and operates 44   V-Sat
     and  fiber network TeleCenters and 12 call Kiosks in Mindanao.

e) The Company has offices in Kuching Malaysia and offers computer sales and IT training. BentleyTel Malaysia is affiliated with the Kuching campus of the Tun Abdul Razak University, the University has 10 campuses and is expected to be a source of highly skilled computer engineers and B.Sc. graduates of computer science for the Company.

f) The Company retains an office in Atlanta Georgia where the operations monitor the manufacturing, marketing and distribution of the Company's Smart-e-Card.

ITEM  3.  LEGAL  PROCEEDINGS  AS  OF  DECEMBER  31  1999
--------------------------------------------------------

     CAM-NET Litigation.  On February 20, 1997, a complaint was filed by CAM-NET
     -------------------
Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses. The company has offered a split payment cash settlement in this matter. As at Dec 31 1999 interest accrued is $81,764.00

     RBB Bank-Khalifa Litigation.  On or about July 30 1996 and August 28, 1996,
     ---------------------------
The Company issued the aggregate principal amount of $6,683,333 of certain 3% Convertible Debentures, due August 15, 1998 (the "Debentures"), as follows: (i) RBB Bank Aktiengesselschaft ("RBB Bank") ($4,000,000), (ii) Mohammed Ghaus Khalifa ("Khalifa") ($1,333,333), and (iii) Canadian Imperial Bank of Commerce ("CIBC") ($1,350,000) (collectively, the "Debenture holders"). The Company has finalized a negotiated settlement of these disagreements providing for payment of $1,000,000 to Khalifa, and $3,417,667 to RBB Bank over a period of 6 months commencing after the shareholders meeting. The settlement calls for conversions every 45 days, at market rate in either cash, or stock at the Company's choice. The payments will commence within 30 days of the next shareholders meeting.

     WorldCom/WilTel  Litigation.  On  August  29,  1997,  a complaint was filed
     ---------------------------
against the Company by WorldCom Network Services, Inc. d/b/a WilTel in the State Court of Dekalb County, Georgia (Action No. 97A-36948-3) seeking recovery of Approximately $9 million for payment of services rendered as well as fees for Attorneys and court costs. New management has offered a cash settlement in this matter.


     K&S International Communications, Ltd Arbitration. The Company was involved
     --------------------------------------------------
in an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd."K&S") with respect to a former agreement under which each party was to provide services to the other. The Company believes that Extelcom's claims are without substantial merit but due to the nature of the arbitration process, at the end of 1997 elected to increase its litigation reserves by an amount in excess of $1,000,000 for the potential liability claim by Extelcom. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. The Company has negotiated a $390,000 settlement in this matter and has paid $90,000 towards this settlement.


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

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  STOCK  EQUITY  AND  RELATED  STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

     As of April 12th 2000, the authorized capital stock of the Company consisted of 75,000,000 shares of common stock, par value $0.004 per share (the "Common stock") and 10,000,000 shares of preferred stock, par value $0.004 per share (the "Preferred Stock"). As of December 31st 1999 there were issued and outstanding 74,939,500 shares of common stock, options and warrants to purchase 3,704,757 shares of common stock at prices ranging from $0.41 to $2.40.

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

MAJOR  EXCHANGE  LISTING
------------------------

     The Company has applied for listing on the AMEX EXCHANGE. The company expects to qualify in all respects except for its share price.
The Company has submitted its first stage application and in now completing its second stage.

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

On April 2, 1999, Global TeleMedia International, Inc. acquired Bentley House Furniture Company ,Inc. a Philippine Corporation. (BHFC). The merger was accounted for as a reverse acquisition whereby the BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. The accompanying consolidated financial statements include the historical results of BHFC and the consolidated results of GTMI as of the date of merger. Simultaneously with the closing of the acquisition agreement, an Escrow Agreement was created then amended on July 1, 1999, so that 3,878 shares of the 4,000 shares originally issued of GTMI Series A Convertible Preferred Stock and 200,000 of BHFC's common stock would be placed in escrow for a period of one year from July 1999.

     All of the Company's businesses were substantially new in 1997 and as a result significant losses were incurred as the Company attempted to pursue a multifaceted business plan. Due to capital constraints and other circumstances, the Company has refocused its efforts and streamlined its operations. The Carrier Sales Business was started in January, 1998, however these operations were on hold, pending the Companies ability to resolve certain litigation and enter into separate carrier service agreements.


FINANCES  AND  RESTRUCTURING
----------------------------

     Since the share exchange with BHFC, the Company has been successful at obtaining capital through fully paid private placements in the amount of $485,400 for the subscription of 3,491,943 shares. The Company's President/CEO and Vice President surrendered 7,210,666 shares and the Company received $5,765,000 to meet the Company's financial needs.

 Subsequent to the end of 1999 the company was successful in executing a $10 million equity investment agreement based on shares owned by the Major Shareholders. The major shareholders Jonathon Bentley-Stevens and Regina S. Peralta agreed to assist the company by offering their own shares to the equity partner, the shareholders will receive preferred stock after the shareholders meeting scheduled for around July 20th and have agreed to immediately retire the newly issued shares so as not to further dilute the existing shareholders.

     The Company has approved a term sheet in New York with The Malachi Group (NASD & NYSE) for the placement of a 2 year $5 million convertible debenture at US$10.00 per share. This debenture is redeemable by the Company at 115%. The company is pursuing this option which is made more attractive as subsequent to the end of the 1999 year the company's shares rose to a height of $3-$4.00

 As part of the restructuring, the Company acquired a Nevada corporation called BentleyTel.com, Inc. A BentleyTel Board Meeting was held in the first quarter of 2000 to examine the viability of exercising its option of investing an initial $10 million to develop the 1997 patent of Ultra Pulse. The agreement also includes the allocation of additional shares to UCI, which will further dilute the existing shareholders. There can be no estimate as to the eventual amount required to develop the Ultra Pulse technology. The decision was referred to the shareholders meeting.

The Company owns a 55% majority of the shares of BentleyTel.com, and additional BentleyTel.com shares were allocated for 100% of the shares of Octa4 Pty. Ltd. 3G Communications Inc. and DynaSem Communications Sdn. Bhd. Octa4 is a major ISP in Australia providing VPN (Virtual Private Networks) E-Commerce, and e-commerce solutions, and soon VoIP voice over the Internet, DynaSem is a Computer sales and IT training company and 3G communications owns and operates 56 satellite tele-centers offering long distance and international long distance calling.

     BentleyTel.com planned to release its national and international phone cards in 4th quarter 1999. The company decided to delay the release of a phone card until its development of a multi-purpose debit/ATM/Phonecard/E-commerce card platform was finalized. In the subsequent period the Company decided to implement international long distance 0+ calling services from its 56 tele-centers and Kiosks. The company is now finalizing agreements with data processing companies as a final step to the launch of its international proprietary Smart-e-Card, which should be available to the public by mid 2000.

     The Company has resolved a significant amount of its litigation and hopes to able to resolve the remaining disputes within 180 days. The Company did generate revenue in the fourth quarter of 1999 and had a significant increase in revenue in the first quarter 2000 as compared to the same quarter last year. The Company intends to continue to build its revenue streams in future years. The strategy of the Company was to develop a strategic alliance with various technology companies through strategic alliances, mergers or acquisitions. Acquisitions were made of companies possessing substantial market share in their industries and technological advantages.


YEAR  2000  COMPLIANCE.
-----------------------
     The Company's administrative operations have been reviewed for Year 2000 Compliance. All divisions of the Company are Year 2000 compliant. Some remaining operations, such as non-essential personal computers and non-financial software products, have been upgraded at nominal cost.


     RESULTS  OF  OPERATIONS  FOR  PERIOD  ENDED  DECEMBER  31  1999  AND  1998.

On April 2, 1999, Global Telemedia International, Inc. acquired Bentley House Furniture Company ,Inc. a Philippine Corporation. (BHFC). The merger was accounted for as a reverse acquisition whereby the BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. The accompanying consolidated financial statements include the historical results of BHFC and the consolidated results of GTMI as of the date of merger.

     The following discussion reflects the financial condition and results of operations of the Company for the years ended December 31, 1999 and 1998. Because of material changes to the Company and new management these past results are not indicative of future performance.

     The  Company's  revenues  increase  from  $104,700 in 1998 to approximately
$594,021. This increase in revenues was primarily derived from telecommunication and internet related operation in Australia and the Pacific Rim.

     During 1999, as compared with 1998, the cost of services sold increased from approximately $31,000 to $91,000, and the Company's gross profit increased from $479,290 to approximately $3,688,000. The increase in gross profit was due primarily as result of the reverse acquisition, acquisition of telecommunication subsidiaries that make up BTC and as a result of the Company's emphasis in developing business opportunities in e-commerce, web-hosted products, unified messaging and other enhanced web based services.

     General and administrative expenses increased to $4,191,283 in 1999 as compared to $552,803 in 1998. The increase during 1999 was primarily the result of the reverse merger, the amortization of acquired goodwill, the suspension of operations of the Company's Vision 21, Inc., as well as the suspension of the initial phase of the Company's 1998 enhanced services platform, and as a result of the Company's emphasis in developing business opportunities in e-commerce, web-hosted products, unified messaging and other enhanced web based services

The Company incurred additional legal and professional fees of approximately $815,000 during 1999. These were mostly due to resolutions of previous managements debts and legal cost associated with mergers and acquisitions.

     Interest expense for 1999 was approximately $133,000 as compared to $0 for 1998. This increase relates directly to interest paid on debt financing and write-offs of prepaid debt financing costs obtained during 1999 and 1998. As a result of the Company's cumulative operating losses, the Company has not paid income tax since inception. In addition, the Company is approximately five quarters behind on federal and state payroll taxes, however, $300,000 has been paid towards unpaid withholding taxes. The Company has negotiated with IRS for a 22 months progressive payment of the balance of approximately $300,000. As of December 31, 1999, the Company had net operating loss carry forward totaling approximately $42 million.

 Utilization of the Company's net operating loss may be subject to limitation under certain circumstances and accordingly the Company has elected to fully reserve against these deferred tax assets.

LIQUIDITY  AND  CAPITAL  RESOURCES.
-----------------------------------

BHFC maintains contracts, including joint venture contracts for the construction of Philippine government employees' homes. The contracts have been executed on behalf of the Philippine National Police, the Armed Forces of the Philippines, the Department of Interior of the Philippines and several local Philippine government arms. Subdivisions are presently delineated and nearly all necessary permits needed to commence construction are secured. BHFC had anticipated construction to begin during the 4th quarter of 1999, but due to insufficient funds, construction has been delayed. BHFC expects sufficient funds in the near future to support site development in preparation for construction pursuant to the contracts.

     The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

     As of December 31, 1999, the Company had total liabilities including accrued interest, notes payable, current accounts payable and accrued but unpaid expense approximating $31.6 million the substantial increase was due to acquisitions it telecom subsidiaries and as a result of the reverse merger.

     The Company's total assets have been increased to approximately $46.7 million as at 12/31/1999 as compared to $6.7 million last year. The increase in total assets is a result of the business combinations completed in 1999, which includes the BHFC-GTMI reverse acquisition and the BTC acquisition. The business combinations increased the Company's tangible assets by about $800,000 and goodwill by $38.7 million. Company policy dictates that it receives a letter of credit from all contracts undertaken by the construction divisions.

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

 Current reports on Form 8-K
 Dated as of May 25, 2000



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

     JOHN WALSH on December 1, 1999, succeeded Rene Fruto as Chief Operating Officer of the Company. From 1995 to 1999 Mr. Walsh served as Vice President of The Wickford Group which is a telecommunications consultant group specializing in the switchless re-sale, international callback and debit card industry. From 1993 to 1995, Mr. Walsh served as the Executive Vice President and Partner of US Dialtone which specializes in international long distance and international debit card network permitting origination in 47 countries. From 1991 to 1993, Mr. Walsh served as the Senior Vice President of INTEX Inc., a nationwide long distance company which produced $1,200,000 in monthly sales. From 1988 to 1991, Mr. Walsh served as the Vice President and Partner of TelTec Inc., a company offering debit cards, operator services and long distance. In addition, Mr. Walsh has held positions ranging from sales engineer, regional telecommunications manager and senior national account manager for GTE, FMC and MCI. Mr. Walsh briefly held the position of Chief Executive Officer of GTMI in 1995, but conflict with previous management over Mr. Walsh's strict control measures resulted in his dismissal. Unfair dismissal litigation was settled in Mr. Walsh's favor in August 1999. Upon review of Mr. Walsh's file, new management asked Mr. Walsh to rejoin the company.

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

ITEM  10.  EXECUTIVE  COMPENSATION
------------------------------

SUMMARY  COMPENSATION  TABLE

     The following table sets forth certain information concerning compensation of certain of the Company's current and former executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December 31, 1999, 1998 and 1997:

-------------------------------------------------------------------------------------
                                   Annual Compensation                   Long Term
                                   -------------------                   ---------
                                                                       Compensation
                                                                       ------------
                                                                          Awards           Payouts
-------------------------------------------------------------------------------------
(a)                     (b)      (c)      (d)         (e)           (f)           (g)         (h)          (i)
------------------------------------------------------------------------------------
                                                     Other      Restricted    Securities
Name and                                            Annual         Stock      Underlying      LTIP      All Other
Principal               Year    Salary   Bonus   Compensation    Award(s)    Options/SARs   Payouts   Compensation
Position                         ($)      ($)         ($)           ($)           (#)         ($)          ($)
-------------------------------------------------------------------------------------
Jonathon               1999*   170,000       0              0            0              0         0              0
Bentley-Stevens,
CEO

Regina S.              1999*   165,000       0              0            0              0         0              0
Peralta,
Exec. Vice
President

Roderick A. McClain,   1999*   170,000       0              0            0              0         0              0
Former CEO

                       1998    151,250       0              0            0              0         0              0

                       1997    137,000       0              0            0              0         0              0

Geoffrey F. McClain,   1999*   100,000       0              0            0              0         0              0
Former
Senior
Vice
President

                       1998    100,000       0              0            0              0         0              0

                       1997     98,000       0              0            0              0         0              0

Herbert S.             1999*   115,000       0              0            0              0         0              0
Perman,
Former
CFO

                       1998    105,000       0              0            0              0         0              0

                       1997     98,000       0              0            0              0         0              0

*  Mr.  Bentley-Stevens and Ms. Regina S. Peralta have  agreed  to  forego  all 1999 compensation from the Company.
Messrs.  McClain,  Perman  and  McClain  were  not compensated in 1999 prior to the Bentley House Furniture Company due to the change  in  control  and  their  employment  relationships  were  canceled  on  August  12,  1999.

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

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION


In accordance with SEC and NASD rules the Company plans to form an audit committee following its shareholders meeting.


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

     As provided by the Agreement, 100% of BHFC stock was delivered into escrow on March 20, 1999. Shares of GTMI stock were to be exchanged for the BHFC stock pending the occurrence of certain conditions precedent, including the filing with the Securities and Exchange Commission of the Company's 1998 Annual Report on Form 10-KSB and its Form 10-QSB for the quarter ended March 31, 1999.

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

(2) In addition to the shares held directly by him, respectively, Jonathon Bentley-Stevens holds 2,288 shares of Series A Preferred Stock which are convertible into 208,274 shares of Common Stock for each share of Preferred.

(3)  Regina  S.  Peralta  holds  1,590  shares  of  Series  A  Preferred  Stock.

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


     On October 11, 1999, as provided by the Agreement, 97 shares of series "A" preferred shares was delivered into escrow on 11/10/99. The 97 shares of Convertible Series "A" preferred shares were surrendered to the Company by Jonathon Bentley-Stevens so that the acquisition of BentleyTel would not further dilute GTMI shareholders. The Company then issued 97 shares of GTMI Series "A" preferred shares which were to be exchanged for 20, 202, 578 common shares of Bentleytel.com stock pending the occurrence of certain conditions precedent, including the resolution of the major debts of GTMI consistent with the original GTMI/BHFC share exchange and escrow agreement. In connection with the share exchange, Mr. Bentley-Stevens and Ms. Peralta received no consideration or compensation of any kind. The transaction has been approved by the Boards of Directors of the Company and the Board of Directors of BentleyTel.

     On December 31, 1997, open account advances made by the Company to Roderick McClain totaled $226,386 Effective December 31, 1997, Roderick A. McClain executed a demand promissory note, bearing interest at eight percent per annum for such amount. During 1998, the Company accrued interest increasing the amount to $244,497. As of December 31, 1999 the entire amount was reserved.

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


3.       10KSB/A NOV 19TH 1999 Amended Annual Report

4.       Current reports on Form 8-K
     Dated as of May 25, 2000

CONSENT OF KPMG, Laya Mananghaya & Co.
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We consent to the incorporation by reference and use in the Form 10 KSB/A-1, under the Securities Exchange Act of 1934 of our report on the financial statements of Bentley House Furniture Company for the year ended December 31, 1998.





KPMG, Laya Mananghaya & Co.
Makati City 1227
Metro Manila, Philippines

Dated: June 26, 2000

CONSENT OF Mendoza Berger & Company, LLP
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to the incorporation by reference and use in the Form 10 KSB/A-1, under the Securities Exchange Act of 1934 of our report on the consolidated financial statements of Global TeleMedia International, Inc. for the year ended December 31, 1999.





Mendoza Berger & Company, LLP
Laguna Hills, California



Dated: June 28, 2000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLOBAL  TELEMEDIA
                                   INTERNATIONAL,  INC.



Dated:  June 29,2000              By:  /s/ Jonathon Bentley-Stevens
                                             -----------------------------
                                             Jonathon Bentley-Stevens
                                             President/Chief  Executive  Officer
                                               Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                   GLOBAL  TELEMEDIA
                                   INTERNATIONAL,  INC.

Dated:  June 29, 2000            By:  /s/  Jonathon Bentley-Stevens
                                        -----------------------------
                                             Jonathon Bentley-Stevens
                                             President/Chief  Executive  Officer
                                               Director


Dated:  June 29, 2000            By:  /s/  David  Tang
                                        ---------------------
                                             David  Tang
                                             Chief  Financial  Officer

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                Pages
                                                                -----
Table of Contents                                                 F-1

Independent Auditors' Report                                      F-2

Consolidated Balance Sheets                                       F-3

Consolidated Statements of Operations and Comprehensive Income    F-5

Consolidated Statements of Stockholders' Equity                   F-6

Consolidated Statements of Cash Flows                             F-7

Notes to Consolidated Financial Statements                        F-9


                          INDEPENDENT AUDITORS' REPORT



To  the  Board  of  Directors
Global  Telemedia  International,  Inc.
Newport  Beach,  California

We have audited the accompanying consolidated balance sheet of Global Telemedia International, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Global Telemedia International, Inc. as of December 31, 1998 were audited by other auditors whose report dated September 13, 1999 expressed an unqualified opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Telemedia International, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Mendoza Berger & Company, LLP

Laguna  Hills,  California
June  26,  2000

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                     ASSETS


                                                              1999         1998
                                                           -----------  ----------
Current Assets:
 Cash                                                      $   214,105  $      181
 Accounts and other receivables, net
         of allowance for doubtful accounts of
         $9,175,212 at December 31, 1999                       123,559           -
 Other current assets                                          428,146     465,492
                                                           -----------  ----------

   Total current assets                                        765,810     465,673

Property and equipment, net of accumulated
 depreciation of $1,153,835 and $524,170 at December 31,
      1999 and 1998, respectively (Note 4)                   6,787,031   6,275,897

Goodwill, net of accumulated amortization
         of $1,260,509 and38,761,800
 $0 at December 31, 1999 and 1998, respectively
       (Notes 1 and 3)                                      38,761,800           -

Other assets                                                   398,010           -
                                                           -----------  ----------

   Total assets                                            $46,712,651  $6,741,570
                                                           ===========  ==========

        The accompany notes are an integral part of these consolidated financial statements

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        1999          1998
                                                                    ------------  ------------
Current liabilities:
   Accounts payable and accrued expenses                            $ 7,457,853   $ 2,480,934
   Accrued legal judgments and contingencies (Note 12)               14,477,067             -
   Notes payable - current portion  (Notes 5 and 12)                  9,502,974     2,616,975
   Capital lease obligations - current portion (Note 6)                  74,185             -
                                                                    ------------  ------------

       Total current liabilities                                     31,512,079     5,097,909
                                                                    ------------  ------------

Notes payable, net of current portion (Notes 5 and 12) -                 88,116             -
Capital lease obligations, net of current portion (Note 6)               60,495             -
Minority interest (Note 2)                                            5,640,085             -

Commitments and contingencies (Notes 5, 11, and 12  )                         -             -

Stockholders' equity (Notes 7, 8, and 9):
      Preferred stock, authorized 9,991,000 shares                            -             -
      Series A Convertible Preferred Stock, $.004 par value, authorized
            5,000 shares, 4,000 and 0 shares issued at December 31,
            1999  and 1998, respectively                                     16             -
      Series B Convertible Preferred Stock, $0.004 par value,
            authorized 4,000  shares, 0 shares issued and outstanding at
            December 31, 1999 and 1998, respectively                          -             -
      Series B Convertible Preferred Stock subscribed                   485,400             -
      Common Stock, $0.004 par value and $4.19 par value,
            authorized  75,000,000 and 200,000 shares, 74,939,500
            and 200,000 shares issued and outstanding at
            December 31, 1999 and 1998, respectively                    299,758        52,347
      Common stock subscribed                                            42,500     7,580,352
      Common stock held in treasury, at cost                            (87,600)            -
      Additional paid-in capital                                     18,942,589             -
      Accumulated other comprehensive income                         (1,870,137)   (1,846,577)
      Accumulated deficit                                            (8,400,650)   (4,142,461)
                                                                    ------------  ------------

   Total Stockholders' equity                                         9,411,876     1,643,661
                                                                    ------------  ------------

   Total liabilities and stockholders' equity                       $46,712,651   $ 6,741,570
                                                                    ============  ============
The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                         1999        1998
                                                  ------------  ----------

Net sales                                         $   594,021   $ 104,700
Cost of  goods sold                                    91,063      31,187
                                                  ------------  ----------

Gross  profit                                         502,958      73,513
                                                  ------------  ----------
Operating expenses:
 General and administrative                         4,191,283     552,803
                                                  ------------  ----------
   Operating  Loss                                 (3,688,325)   (479,290)
                                                  ------------  ----------

Other income (expense)
 Interest expense                                   (133, 157)          -
 Other expenses                                     (800, 098)   (484,701)
 Other income                                         359,124           -
 Minority Interest in subsidiary's net income           4,267           -
                                                  ------------  ----------

   Loss before income taxes                        (4,258,189)   (963,991)
                                                  ------------  ----------

Provision for income taxes (Note 10)                        -           -
                                                  ------------  ----------
Net loss                                           (4,258,189)   (963,991)
                                                  ------------  ----------

Other comprehensive income, net of tax: (Note 2)
Foreign currency translation adjustments              (23,560)     15,522
                                                  ------------  ----------

Comprehensive loss                                $(4,281,749)  $(948,469)
                                                  ============  ==========

Weighted average number of shares
 outstanding                                       69,693,560     200,000
                                                  ------------  ----------

Loss per common share (basic)                     $      (.06)  $   (4.82)
                                                  ============  ==========
The accompanying notes are an integral part of these consolidated financial statements.


                                             GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                                       AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                        PREFERRED STOCK                     COMMON STOCK
                               ----------------------------------  ----------------------------------
                                                       SERIES B
                                 SERIES A            CONVERTIBLE                            COMMON                 ADDITIONAL
                               CONVERTIBLE    PAR       STOCK                    PAR        STOCK       TREASURY     PAID IN
                                  STOCK      VALUE    SUBSCRIBED     SHARES     VALUE     SUBSCRIBED     STOCK       CAPITAL
                               ------------  ------  ------------  ----------  --------  ------------  ----------  -----------

Balance, December 31, 1997               -   $    -  $          -     200,000  $ 52,347  $ 7,580,352   $       -   $         -
Foreign currency translation
   adjustment, net of tax                -        -             -           -         -            -           -             -
Net loss                                 -        -             -           -         -            -           -             -
                               ------------  ------  ------------  ----------  --------  ------------  ----------  -----------
Balance, December 31, 1998               -        -             -     200,000    52,347    7,580,352           -             -

Shares issued for stock
   (Note 3)                          4,000       16             -  29,595,139   118,381            -           -     6,238,840
Shares surrendered (Note 3)            (97)       -             -           -         -            -           -             -
Shares issued for stock
   (Note 3)                             97        -             -                     -            -           -     3,030,386
Adjusting entries to reflect
   reverse acquisition
   (Note 1)                              -        -             -  45,144,361   129,030   (7,580,352)          -     9,673,363
Treasury acquired in
   exchange for amount
   receivable (Note 7)                   -        -             -           -         -            -     (87,600)            -
Cash received for
   subscriptions                         -        -       485,400           -         -       42,500           -             -
Foreign currency translation
   adjustment, net of tax                -        -             -           -         -            -           -             -
Net loss                                 -        -             -           -         -            -           -             -
                               ------------  ------  ------------  ----------  --------  ------------  ----------  -----------
Balance December 31, 1999            4,000   $   16  $    485,400  74,939,500  $299,758  $    42,500   $ (87,600)  $18,942,589
                               ============   ======  ===========  ==========  ========= ============  ==========  ===========

                                 ACCUMULATED
                                    OTHER                          TOTAL
                                COMPREHENSIVE    ACCUMULATED   STOCKHOLDERS'
                                   INCOME          DEFICIT        EQUITY
                               ---------------  -------------  -------------

Balance, December 31, 1997     $   (1,862,099)  $ (3,178,470)  $  2,592,130
Foreign currency translation
   adjustment, net of tax              15,522              -         15,522
Net loss                                    -       (963,991)      (963,991)
                               ---------------  -------------  -------------
Balance, December 31, 1998         (1,846,577)    (4,142,461)     1,643,661

Shares issued for stock
   (Note 3)                                 -              -      6,357,237
Shares surrendered (Note 3)                 -              -              -
Shares issued for stock
   (Note 3)                                 -              -      3,030,386
Adjusting entries to reflect
   reverse acquisition
   (Note 1)                                 -              -      2,222,041
Treasury acquired in
   exchange for amount
   receivable (Note 7)                      -              -        (87,600)
Cash received for
   subscriptions                            -              -        527,900
Foreign currency translation
   adjustment, net of tax             (23,560)             -        (23,560)
Net loss                                    -     (4,258,189)    (4,258,189)
                               ---------------  -------------  -------------
Balance December 31, 1999      $   (1,870,137)  $ (8,400,650)  $  9,411,876
                               ===============  =============  =============
The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                    1999         1998
                                                                ------------  ----------
Cash flows from operating activities
 Net loss                                                       $(4,258,189)  $(963,991)
                                                                ------------  ----------
 Adjustments:
   Depreciation and amortization                                  1,618,844     140,318
   Foreign currency translation adjustment                          (23,560)     15,522
 Changes in current assets and liabilities:
   Accounts and other receivables                                  (203,580)          -
   Other assets                                                     117,367           -
   Accounts payable and accrued expense                           2,394,142     609,765
                                                                ------------  ----------

       Total Adjustments                                          3,903,213     765,605
                                                                ------------  ----------
Net cash used by operating activities                              (354,976)   (198,386)
                                                                ------------  ----------

Cash flows from investing activities
 Acquisition of property and equipment                                    -    (657,228)
                                                                ------------  ----------

Net cash used by investing activities                                     -    (657,228)
                                                                ------------  ----------

Cash flows from financing activities
 Proceeds from notes payable                                         41,000     970,797
 Proceeds from Preferred Series B subscribed                        485,400           -
 Proceeds from common stock subscribed                               42,500           -
 Decrease in advances to shareholders                                     -    (297,382)
                                                                ------------  ----------
Net cash provided by financing activities                           568,900     673,415
                                                                ------------  ----------

Net increase (decrease) in cash                                     213,924    (182,199)

Cash, beginning of year                                                 181     182,380
                                                                ------------  ----------

Cash, end of year                                               $   214,105         181
                                                                ============  ==========
The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                   1999          1998
                                                                ------------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
 Cash paid for interest                                         $    133,157  $        -
                                                                ============  ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING, AND
FINANCING ACTIVITIES
 Issuance of stock for assets acquired                          $ 31,919,572  $        -

 Stock issued to acquire a subsidiary                           $  8,666,667  $        -

 Stock issued for other assets                                  $      8,000  $        -

 Redemption of treasury stock                                   $     87,600  $        -

 Additional redemption fees on property                         $  1,250,000  $        -


        The accompanying notes are an integral part of these consolidated financial statements

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


1.   NATURE  OF  BUSINESS  AND  ORGANIZATION
     ---------------------------------------

Global Telemedia International, Inc. (The Company) (GTMI) was incorporated in Delaware in November 8, 1996 and has been engaged in the marketing of long distance telephone and related services to individuals, businesses and other customers throughout the United States.

On April 2, 1999, the GTMI, Inc. acquired Bentley House Furniture Company, Inc. a Philippine Corporation (BHFC). The merger was accounted for as a reverse acquisition whereby BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. The accompanying consolidated financial statements include the historical results of BHFC and the consolidated results of GTMI as of the date of merger (Note 3).

BHFC allows the Company to have a manufacturing base, whereby furniture and wood products can be manufactured for the housing and resort industries. Management's plans are to reinvest any profits from this line of business into the telecommunications arena.

In October 1999, GTMI acquired 55.1% of BentleyTel.com, Inc. (BTC), a Nevada Corporation. Through this acquisition, the Company now has operations in the United States, the Philippines, Australia, and Malaysia through BTC's wholly owned subsidiaries (Note 3).

The operations of BTC include internet services, e-commerce, telecommunications, and computer sales and training. The Company, through BTC is currently developing and co-developing certain telecommunication and e-commerce products which the Company expects to bring to the market as soon as possible.

Through these acquisitions, the Company's business focus is to raise additional capital to develop business opportunities in telecommunications, agriculture, mining, timber import and export, and furniture manufacturing in the United States, Asia and Australia.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------

     PRINCIPLES  OF  CONSOLIDATION
     -----------------------------

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries that are located in the United States, Australia, the Philippines and Malaysia. Significant intercompany accounts and transactions have been eliminated in the consolidation. Minority interest represents the minority shareholders' proportionate share of their equity or income (loss) of the Company's majority-owned subsidiary, BentleyTel.com, Inc.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES(Continued)
     ----------------------------------------------

     PROPERTY  AND  EQUIPMENT
     ------------------------

Property and equipment are recorded at cost, and depreciated using the straight-line method over the estimated useful life of the assets, which is 5 years. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposal of assets are included in the results of operations.

     GOODWILL
     --------

Goodwill represents the excess of the purchase price over the estimated fair values of tangible and intangible assets acquired from the reverse acquisition of the BHFC and the acquisition of its foreign operating subsidiaries through the Company's 55% holding in BentleyTel.com, Inc. Goodwill is amortized on a straight-line basis over 20 years. The carrying amount of goodwill is periodically reviewed using estimated undiscounted net cash flows of the business acquired over the remaining amortization period. Management believes that there has been no impairment of the goodwill recorded in the Company's consolidated financial statements as of December 31, 1999. Total amortization expense for the year ended December 31,1999 was $1,260,509.


     REVENUE  RECOGNITION
     --------------------

     Revenue from the sale of goods is recognized upon the delivery of goods to customers.

Revenue from the rendering of service is recognized upon the delivery of the services to the customers.

Revenue from the provision of internet services over a specific period of time is recognized on an actual usage basis in the period during which the services are utilized by the customer.

STOCK-BASED  COMPENSATION
-------------------------

The Company follows Statement of Financial Accounting Standard (SFAS) No. 123 "Accounting for Stock-Based Compensation." Under SFAS 123, the Company recognizes compensation for services rendered by employees and consultants using a fair value methodology.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
     ----------------------------------------------

     USE  OF  ESTIMATES
     ------------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. The Company reviews all significant estimates effecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Actual results could differ from those estimates.

     NET  LOSS  PER  SHARE
     ---------------------

Net loss per share is based on the weighted average number of common shares outstanding during each period. Dilutive potential common shares include stock options, warrants, and convertible debentures. For 1999 and 1998, these shares were not considered in the calculation of net loss per share as they were anti-dilutive.

     FOREIGN  CURRENCY  TRANSLATION
     ------------------------------

The Company has determined that the local currency of its international subsidiaries is the functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. The cumulative effect resulting from such translation is included in accumulated other comprehensive income in the consolidated financial statements. At December 31. 1999 and 1998 a foreign currency translation losses and gains of ($23,560) and $15,522, respectively were recorded.

     SEGMENT  INFORMATION
     --------------------

Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures About Segments of a Business Enterprise and Related Information." SFAS No. 131, which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but did affect the disclosures of the segment information. See Note 14 for the Company's disclosures related to SFAS No. 131.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES(Continued)
     ----------------------------------------------

     FINANCIAL  INSTRUMENTS
     ----------------------

The carrying amounts for the Company's cash and other current assets, accounts payable, accrued expenses, notes payable, and other liabilities approximate fair value.

     INCOME  TAXES
     -------------

The Company uses the liability method of accounting for income taxes specified by SFAS No. 109, "Accounting for Income Taxes", whereby deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

     ECONOMIC  ENVIRONMENT  IN  THE  ASIA  PACIFIC  REGION
     -----------------------------------------------------

The economic developments in the Asia Pacific Region continue to affect the Philippines and Malaysia and have led to fluctuating foreign exchange rates and tight financial credit. Although the foreign exchange rates and the interest are now leaning towards lower levels, the Company will continue to be affected in the foreseeable future by economic events in the Asia Pacific Region. The financial statements do not include any adjustments that might result from these uncertainties. Related effects will be reported in the financial statements as they become known and estimable.

     RECLASSIFICATIONS
     -----------------

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

3.   BUSINESS  COMBINATIONS
     ----------------------

     ACQUISITION  OF  BENTLEY  HOUSE  FURNITURE  COMPANY,  INC.
     ----------------------------------------------------------

Pursuant to the Agreement for the Purchase of Stock dated March 18, 1999, (Acquisition Agreement) , GTMI acquired 100% of the outstanding shares of common stock of BHFC, as of April 2, 1999. The Company issued 29,595,139 shares of its common stock and 4,000 shares of its Series A Convertible Preferred Stock in exchange for all the issued and outstanding shares of BHFC common stock, which totaled 200,0000 shares.

Simultaneously with the closing of the acquisition agreement, an Escrow Agreement was created then amended on July 1,1999, so that 3,878 shares of the 4,000 shares originally issued of GTMI

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


3.   BUSINESS  COMBINATIONS(Continued)
     ----------------------

     ACQUISITION  OF  BENTLEY  HOUSE  FURNITURE  COMPANY,  INC.  (Continued)
     ----------------------------------------------------------

Series A Convertible Preferred Stock and the 200,000 shares of BHFC's common stock would be placed in escrow for the period of one year from July 1999. The 29,595,139 shares of GTMI common stock were issued to the shareholders of BHFC. As a condition for the release of the shares of common stock of GTMI, they agreed to waive all and any salary or compensation for the period of one year and to arrange funding for all of the restructuring costs and legal fees for the same period.

The escrow agreement provides that if during the escrow period, GTMI files chapter 11 or Chapter 7 or for other creditor protection, the 3,878 shares of Series A Convertible Preferred shares of GTMI held in escrow will be immediately retired, 200,000 shares of BHFC's common stock, held in escrow, will be immediately returned and the shareholders of BHFC will retain the 29,595,139 shares of common stock issued to them and no further claims will be levied against them. The escrow agreement allows the new shareholders of GTMI to vote and to receive any dividends paid on the stock held in escrow.

The acquisition was accounted for as a reverse acquisition under the purchase method of accounting, whereby BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. As such, the assets and liabilities of GTMI will be revalued at their fair market value as of the date of the acquisition. Any excess purchase price over the fair market value of the net tangible and intangible assets of GTMI at the acquisition date will be amortized over a period of 20 years. The Company recorded a total of $31,801,176 in goodwill related to this transaction and $1,192,000 in amortization expense for the year ended December 31, 1999.

The historical financial statements prior to April 2, 1999, will be those of BHFC but the name of the corporation going forward will be Global Telemedia International, Inc.

     ACQUISITION  OF  BENTLEYTEL.COM,  INC.
     --------------------------------------

On October 12, 1999, the Company completed an agreement to purchase BentleyTel.com, Inc., and its subsidiaries (BTC), a Nevada corporation. Pursuant to the agreement, the Company issued 97 shares of its Series A Convertible Preferred Stock in exchange for 20,202,578 shares of BTC, which is approximately 55.1%, of its issued and outstanding common stock. BTC's wholly owned subsidiaries comprise of operating companies in Australia, the Philippines, and Malaysia. In order to complete the purchase, the President/CEO surrendered 97 shares, which he personally owned, of the Company's Series A Convertible Preferred Stock

An Escrow Agreement was also executed simultaneously with the closing of the Share Exchange agreement. Under the Escrow Agreement, the Company delivered to the escrow holder the 97 shares of Series A Convertible Preferred Stock and the 20,202,578 shares of BentleyTel.com Inc.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


3.   BUSINESS  COMBINATIONS  (Continued)
     ----------------------

     ACQUISITION  OF  BENTLEYTEL.COM,  INC.  (Continued)
     --------------------------------------

common stock to be held in escrow for a period of one year. The escrow provides that if during the escrow period GTMI files chapter 11 or 7 or for other creditor protection the escrow holder shall without further instruction deliver the exchanged BentleyTel.com, Inc. stock to BentleyTel.com, Inc. and the exchanged GTMI stock to GTMI. The escrow agreement allows the new shareholders of BTC to vote and to receive any dividends paid on the stock held in escrow.

The Company accounted for the acquisition under the purchase method of accounting. The Company recorded a total of $8,221,133 in goodwill which is being amortized over 20 years. The Company recorded $68,509 in amortization expense for the year ended December 31, 1999

The shareholders of the 3,878 shares of GTMI Series A Convertible Preferred Stock have signed a lock-up agreement that would progressively release the Series A Convertible Preferred Stock over a period of five years based on growth and other factors as may be determined by the Company.

     UNAUDITED  PRO  FORMA  INFORMATION  FOR  THE  YEAR  ENDED  DECEMBER  31:
     ------------------------------------------------------------------------

The unaudited pro forma financial information presented for the year ended December 31, 1999, has been prepared to illustrate the estimated effect of the reverse acquisition and the BTC acquisition. The pro forma financial information does not reflect any anticipated cost savings or synergies that are anticipated to result from the acquisitions, and there can be no assurance that any such cost savings or synergies will occur. The pro forma information presents the effect of the acquisitions as if they had occurred on January 1, 1999. The pro forma financial statements do not purport to be indicative of the results of operations or financial position of the Company that would have actually been obtained had such acquisitions been completed as of the assumed date and for the period presented, or which may be obtained in the future. The pro forma adjustments are described in the accompanying notes and are based upon the available information and certain assumptions that the Company believes are reasonable. The pro forma financial information should be read in conjunction with the separate historical consolidated financial statements of GTMI and the notes thereto.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


3.   BUSINESS  COMBINATIONS  (Continued)
     ----------------------

     UNAUDITED PRO FORMA INFORMATION FOR THE YEAR ENDED DECEMBER 31: (Continued)
     ---------------------------------------------------------------

Proforma information giving effect to the acquisitions as if the acquisitions took place January 1, 1999, is as follows:

                                     1999
                                  ------------
 Revenue                          $ 1,080,312
                                  ============

Net loss                          $(5,633,333)
                                  ============

Basic and diluted loss per share  $      (.08)
                                  ============

The pro forma financial information presented above shows the Company's operating results for the year ended December 31, 1999 and the additional goodwill amortization expenses in the amount of $740,547 that would have been recorded if the acquisition had occurred on January 1, 1999. In addition, the weighted average common shares outstanding reflect the effect of the assumption that 29,595,139 shares had been issued on January 1, 1999.

4.   PROPERTY  AND  EQUIPMENT
     ------------------------

     Property  and  equipment  consists  of  the  following  at  December  31:

                                            1999         1998
                                        ------------  -----------
Land and improvements                   $ 5,303,169   $5,125,777
Machinery and equipment                   1,602,287      934,537
Transportation equipment                    357,982      357,982
Office equipment, furniture & fixtures      292,303      285,816
Leasehold improvements                      171,533       95,955
Property held under capital leases          213,592            -
                                        ------------  -----------
                                          7,940,866    6,800,067
Less: accumulated depreciation           (1,153,835)    (524,170)
                                        ------------  -----------
                                        $ 6,787,031   $6,275,897
                                        ============  ===========


     Depreciation expense for the years ended December 31, 1999 and 1998 is $358,335 and $140,318, respectively.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


5.     NOTES  PAYABLE
       --------------

     Notes  payable  consisted  of  the following at December 31, 1999 and 1998:


                                                                  1999      1998
                                                           ------------  ----------
Various 0% to 10.45% notes payable to related parities     $   305,211   $        -
3% convertible debenture due on demand,
   in default (Note 5a)                                      4,416,000            -
Note payable to bank with interest at the prevailing
   market rate, subject to monthly repricing,
   secured by the real estate mortgage of the Company's
   land and other properties in the Philippines (Note 5b)    3,785,570    2,616,975
20% note payable, convertible into shares of the
  company common stock, secured by a security
  interest in prepaid expense and guaranteed by the
  company's former President/CEO                               172,500            -
Various 8% to 18% unsecured notes payable,
due on demand  and in default 8%                               903,309            -
unsecured note payable, due January 15, 2000                     8,500            -
                                                           ------------  ----------
                                                             9,591,090    2,616,975
Less: current maturities                                    (9,502,974)           -
                                                           ------------  ----------
                                                           $    88,116   $2,616,975
                                                           ============  ==========

                          The  following  are  maturities  of  notes  payable:


                                                  Year  Ended  December  31,
                                                  --------------------------
                                                  2000       $     9,502,974
                                                  2001       $        88,116

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998

   5. NOTES  PAYABLE  (Continued)
     --------------

     CONVERSION  OF  DEBENTURE
     -------------------------

a) In July 1999, the Company and the debt holders entered into a settlement agreement by which the Company will convert the remaining balance of the convertible debt into freely trading shares of the Company's common stock pursuant to the original conversion terms as set forth in the convertible debenture agreements, which is at the lesser of $4.00 per share or the average closing bid price of the Company's common stock for the 5 trading days immediately preceding the date of conversion. This conversion will be done gradually with a maximum conversion of $1,000,000 of debentures every forty-five days, beginning within one week of authorization by the Company's stockholders to issue these additional shares to satisfy this obligation. As part of this agreement, the Company will issue 500,000 shares of its common stock to the debenture holders in satisfaction of outstanding damage claims. These shares are to be issued in two installments of 250,000 shares at the beginning and end of the debenture conversions. The Company will have the right to redeem outstanding debentures for cash at face value in whole or in part.

As part of the agreement, in the event that the Company does not promptly take all necessary steps to obtain the approval for the authorization and issuance of the shares, a judgment will be issued against the Company in favor of the debt holders in the total amount of $7,896,166. As of December 31, 1999, no debentures have been converted into common stock, since as of the date of the report, no additional shares have been authorized.

b) One June 21, 2000, a bank in the Philippines has agreed to release certain property in the Philippines from foreclosure for a redemption amount of $3,785,570. The redemption amount is broken down as follows:


                   Original amount of loan at December 31, 1999     $  2,535,570
                     Additional expenses and loan extension fee        1,250,000
                                                                    ------------

                                                                    $  3,785,570
                                                                    ============

Subsequent to year end, the Company has made payments totaling $2,970,863 towards this debt. The difference of $814,707 will be paid in six monthly installments. The Company has indicated that they will accept these terms in order to redeem the foreclosed property.

                   GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


6.   CAPTIAL  LEASES
     ---------------

The Company leases various equipment under agreements classified as capital leases and expiring in 2002. Assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of the related lease terms or their estimated productive lives. Accumulated depreciation of the equipment under these capital leases is included in the depreciation expense in 1999.

The future minimum lease payments due under the capital leases at December 31 are:

                                                1999    1998
                                            ---------  -----
Future minimum lease payments               $150,488   $   -
Less: amount representing interest           (15,808)      -
                                            ---------  -----
Present value of net minimum lease payment   134,680       -
Less: current portion                        (74,185)      -
                                            ---------  -----

                                            $ 60,495   $   -
                                            =========  =====

Minimum future lease payments under capital leases as of December 31, for each of the next five years are:

Year ended
December 31,
------------

2000                      $74,185
2001                       55,126
2002                        5,369
                         --------
                          134,680
                         ========


7.   EQUITY  TRANSACTIONS
     --------------------

     SERIES  A  CONVERTIBLE  PREFERRED  STOCK
     ----------------------------------------

The Series A Convertible Preferred Stock is a voting stock with par value of $0.004 per share, convertible into 208,274 shares of common stock at the option of the holder. The Series A Convertible Preferred Stock bear no dividends, and the holders shall be entitled to liquidation preferences on the same proportionate basis as the holders of the common stock.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


7.   EQUITY  TRANSACTIONS  (Continued)
     --------------------

     SERIES  A  CONVERTIBLE  PREFERRED  STOCK  (Continued)
     --------------------------------------

In February, 2000, the Company changed the amount of shares which the Series A Convertible Preferred Stock may be converted from 208,274 to 200,000 shares of common stock. All previously issued Series A Convertible preferred shares will still convert at the previously stated amount except for the holders of 3,903 Series A Convertible Preferred Stock which will be converted at the new conversion rate.

     SERIES  B  CONVERTIBLE  PREFERRED  STOCK
     ----------------------------------------

The Series B Convertible Preferred Stock is non-voting stock with par value of $0.004 per share and is convertible into 2,500 shares of common stock at the option of the holder. The Series B Convertible Preferred Stock bear no dividends and the holders shall be entitled to liquidation preferences on the same proportionate basis as the holders of the common stock.

     TREASURY  STOCK
     ---------------

In October 1999, the Company recorded 950,000 shares of common stock as treasury stock, valued at the debt forgiven of $87,600 (Note 12).

     SERIES  B  CONVERTIBLE  PREFERRED  STOCK  SUBSCRIBED
     ----------------------------------------------------

The Company has received $485,400 for the subscription of 3,491,943 shares of common stock. Until the Company has authorized additional shares of common stock, shares will be issued under the Shares Surrender Agreement signed by the President/CEO and Executive Vice President (Note 8).

     COMMON  STOCK  SUBSCRIBED
     -------------------------

The Company has received $42,500 as deposits to extend certain stock options to June 30, 2000. The deposits will be applied against the total exercise price of the options.

8.   SHARE  SURRENDER  AGREEMENT
     ---------------------------

During 1999, the Company entered into a Share Surrender Agreement with its current President/CEO and Executive Vice President whereby both individuals agreed to surrender their personal shares GTMI's common stock to meet the Company financing needs. Pursuant to the Share Surrender Agreement, the Company agrees to replace the shares surrendered within a 12 month period with Series B Convertible Preferred Stock, equivalent to the common stock surrendered. The Company's President/CEO and Vice President surrendered 7,210,666 shares subsequent to year end, to meet approximately $5,765,000 of the Company's financial needs.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998



8.   SHARE  SURRENDER  AGREEMENT  (Continued)
     ---------------------------

In November 1999, the Company's President/CEO entered into an agreement with a stockholder, whereby he surrendered 1,090,566 shares of common stock of the Company in order to generate $116,900 of cash. The President/CEO will surrender the equivalent amount of common stock of the Company in replacement of the shares surrendered by the stockholder within 12 months under the Share Surrender Agreement.

9.   STOCK  OPTIONS  AND  WARRANTS
     -----------------------------

At December 31, 1999 and 1998, the Company had stock options and warrants granted to employees and non-employees for compensation. Stock options and warrants vest immediately and expire from one to nine years from the grant date. A summary of the Company's stock option and warrant activity for the years ended December 31, 1999 and 1998 is:

                                                               1999
                                                 -----------------------------
                                                               Weighted
                                                               Average
                                                  Outstanding   Exercise Price
                                                 ------------  ---------------
Balance, beginning of year                         7,025,767   $          0.34
Granted                                              190,000              0.10
Exercised                                                  -                 -
Canceled/expired                                  (3,636,192)             0.31
                                                 ------------  ---------------
Balance, end of year                               3,579,575              0.35
                                                 ============  ===============
Weighted average fair value of options/warrants
   granted during the year                                     $             -
                                                               ===============

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


9.   STOCK  OPTIONS  AND  WARRANTS  (Continued)
     -----------------------------

                                                             1998
                                                 -----------------------------
                                                                  Weighted
                                                                   Average
                                                 Outstanding   Exercise Price
                                                 ------------  ---------------

Balance, beginning of year                         4,137,500   $          1.33
Granted                                           12,978,289              0.17
Exercised                                         (9,260,734)             0.15
Canceled/expired                                    (829,288)             3.56
                                                 ------------  ---------------
Balance, end of year                               7,025,767              0.34
                                                 ============  ===============

Weighted average fair value of options/warrants
   granted during the year                                     $             -
                                                               ===============

     The Company measures compensation cost using the fair value-based accounting method prescribed in SFAS No. 123. The Company estimates the fair value of each option/warrant at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998, respectively: no dividend yield for each year; expected volatility of 20% and 33%; expected option/warrant life of 3 years for 1999 and 2 years for 1998; and risk free interest rates of 5.75% and 4.72%.

                         Weighted
                        Options and    Average
Exercise Price Range     Warrants    Average Life  Exercise Price
----------------------  -----------  ------------  ---------------

                           1999 Outstanding and Exercisable
                           ---------------------------------
0.20 - $1.00             3,579,575       2.9        $    0.35

                           1998 Outstanding and Exercisable
                           ---------------------------------
0.10 - $2.50             7,025,767       3.10       $    0.34


     OPTION  TO  SELL  COMMON  STOCK
     -------------------------------

On March 9, 1999, the Company entered into an agreement whereby it has the right to sell or "put" up to $10,000,000 of its rule 144 restricted common stock to a private investor in $2,000,000 increments. The sale price shall be 90% of the highest closing bid price of its common stock on the five days following the put date. The "puts" are subject to certain market and timing conditions including that the common stock shall be trading on the NASD OTC BB or any other major exchange. The Company is not obligated to sell its shares. This agreement expires one year after the agreement date.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


10.   INCOME  TAXES
      -------------

Deferred income taxes and the related valuation allowances result from the potential tax benefits of tax carryforwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

                               1999           1998
                           -------------  -------------
Deferred tax assets        $ 16,289,000   $ 16,289,000
Less: valuation allowance   (16,289,000)   (16,289,000)
                           -------------  -------------
Net deferred tax assets    $          -   $          -
                           =============  =============


The following is a reconciliation of applicable U.S. federal income tax rates (credits) to the effective tax rates included in the consolidated statements of operations:

                               1999     1998
                             =======  =======
U.S federal income tax rate   (34.0)%  (34.0)%
State income tax rate         (05.8)   (03.6)
Tax loss carryforwards         39.8     37.6
                             -------  -------
                                0.0%     0.0%
                             =======  =======

At December 31, 1999, the Company had available unrecognized net operating loss carryforwards for income tax reporting purposes of $42,220,000, which will expire in various periods through 2019. In addition, the Company has $1,244,327 of capital loss carryforwards, which expire in 2000 and can be used to offset capital gains, if any. Because of the reverse acquisition, the utilization of the net operating loss carryover per Internal Revenue Code Section 382, will be limited to the value of GTMI prior to the reverse acquisition multiplied by the IRS long-term tax-exempt rate of 4.78% in 1999.

SFAS No. 109 requires a valuation allowance to be recorded when it is more than likely than not that some or all of the deferred tax assets will not be realized. At December 31, 1999 and 1998, valuations for 100% of the net deferred tax assets were recorded due to uncertainties as to the amount of taxable income that will be generated in future years. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

Due to "change in ownership" provisions in the Internal Revenue Code Section 382, the availability of the Company's net operating loss carryforwards may be subject to an annual limitation against taxable income in future periods, which could substantially limit the eventual utilization of these net carryforwards.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


11.   COMMITMENTS
      -----------

     OPERATING  LEASE
     ----------------

     The company leases its premises under a five-year operating lease, which expires May 20, 2005.
The future minimum lease payments under the operating lease at December 31, 1999 are as follows:

      Year  Ended  December  31
     --------------------------
                  2000                   $  72,456
                  2001                      93,294
                  2002                      96,798
                  2003                     100,302
                  2004                     103,806
                  Thereafter                43,800

Rental expense for the years ended December 31, 1999 and 1998 was $26,225 and $0, respectively.

     EMPLOYMENT  AGREEMENTS
     ----------------------

The Company has employment agreements with certain officers, which expire at various times through 2005. During 1999, previous management resigned their positions with the Company, effectively terminating their employment agreements.

     ULTRAPULSE  COMMUNICATIONS,  INC.  LETTER  OF  INTENT
     -----------------------------------------------------

In May 1998, the Company entered into a letter of intent with UltraPulse Communications, Inc. (UCI) to acquire 51% of its outstanding common stock. As part of the agreement, the Company will have a five-year option to acquire the additional 49% of UCI's outstanding common stock. UCI is a privately held company that holds the exclusive licensing rights for the development, production and marketing of its wireless telecommunications technology. In addition, if the option were exercised, the Company would have to provide financing to UCI in the amount of $10,000,000 on a deposit and a performance-based schedule to be determined following the evaluation of the functioning technology. The agreement is subject to due diligence by both parties and shareholders consent prior to the execution of any final agreement.

MARKETING  AND  SALES  CONTRACT
-------------------------------

In October, 1999, the Company entered into an agreement with an individual consultant to provide services related to the design of furniture and fixtures related to homes, resorts, and custom designed buildings and to grant the Company and exclusive license to manufacture and sell the products through October, 2006. In exchange for these services, the Company has agreed to pay as compensation up to 50,000,000 shares of common stock earned through a formula over

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


11.   COMMITMENTS  (Continued)
      -----------

MARKETING  AND  SALES  CONTRACT  (Continued)
-------------------------------

the term of the agreement based on an overall cumulative sales goal of $75,000,000. Additionally, the consultant will be paid additional fees for other services. Any shares earned will be paid through the share surrender agreement (Note 8) with the remaining shares not being issued until a Board of Directors' meeting is held to authorize additional common stock. No amounts were paid under this contract during 1999.

12.   CONTINGENCIES
      -------------

      LITIGATION
      ----------

The Company is involved in various lawsuits, claims and proceedings which have arisen in disputes with vendors for non payment of services received. Amounts claimed due under the lawsuits, including accrued interest, are included in accounts payable and accrued expenses, accrued legal judgments and contingencies and notes payable at December 31, 1999 and 1998. The most significant litigation is described below.

In August 29, 1997, a complaint was filed against the Company by a vendor seeking recovery of approximately $6 million for payment of services rendered as well as fees for attorneys and court costs. The suit was amended to reflect an amount of $9 million plus interest. While no assurances can be given, the Company intends to vigorously defend this action. At December 31, 1999 the Company had accrued a total of $11,098,910 related to this matter. The Company is optimistic that some kind of out of court settlement can be achieved.

In  May  1998,  an  award  was entered against the company for $2.5 million with respect to a former agreement for services to be provided by each entity. On April 1, 1999, the Company entered into a settlement agreement for $325,000. Although the Company was successful in reaching a compromise settlement, its inability to make payment of the settlement resulted in the reinstatement of
$2.5 million The Company has accrued a total of $2,698,157 relating to this matter as of December 31, 1999. The Company is optimistic that some kind of out of court settlement can be achieved.

In February 1997, a note payable holder filed a complaint against the Company seeking recovery on two promissory notes totaling $250,000 in principal, together with interest, attorney fees, costs and expenses. Although the Company was successful in reaching a compromise settlement of this action, its inability to make payment of the settlement resulted in a summary judgment against the Company for $250,000. As of December 31, 1999, the Company has recorded $250,000 in notes payable. The Company is optimistic that some kind of out of court settlement can be achieved.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


12.   CONTINGENCIES(Continued)
      -------------

      LITIGATION  (Continued)
      ----------

A complaint was filed against the Company to collect on a promissory note in total principal amount of $250,000, together with interest and attorney fees. In May 20, 2000 a default judgment was entered against the Company in the amount of $262,309, $47,808 in interest and $46,517 in attorney fees. At December 31, 1999 the Company has recorded a 12% note payable of $262,309, $47,808 in accrued interest, and $47,808 accrued legal fees relating to this matter.

Pursuant to a Nonqualified Stock Option Agreement dated May 28, 1998, an option holder exercised its rights to purchase 282,075 shares of unrestricted common stock at $.46 per share. The Company has not issued the stock, giving rise to the claims for the beach of contract and conversion. The option holder has stated that they will hold the Company responsible for the damages caused by the failure to issue the shares, resulting in estimated damages of approximately $700,000 plus punitive damages. No amounts have been recorded by management related to this matter, since no claims have been asserted.

The Company entered into a settlement agreement with the former President of the Company. Under the terms of the settlement agreement, the Company will pay John Walsh $205,000 and 850,000 shares of the Company's common stock. Additionally, upon the execution of the agreement, the Company's current President/CEO was to have remitted his personal shares to the Company transfer agent for cancellation and the re-issuance of the shares to the former employee. No shares have been issued under the share surrender agreement (Note 8). The Company has accrued $330,000 as of December 31, 1999 related to this matter.

The Company entered into a settlement agreement with a major customer for services rendered but not paid. In the lawsuit, the Company also requested the return of 2,168,767 shares of its common stock that were issued to this customer. In accordance with the terms of the settlement agreement, the customer was to pay $200,000 for the shares of common stock. The customer paid $112,400 for 1,218,767 shares of common stock and returned 950,000 shares of the Company's common stock instead of paying the remaining $87,600. In exchange for such payment, the Company agreed to release any restrictions on the shares and reissue replacement certificates as needed for the 1,218,767 shares of the Company's common stock. The Company recorded the returned 950,000 shares of the Company's common stock as treasury stock.

13.   RELATED  PARTY  TRANSACTIONS
      ----------------------------

BENTLEYTEL.COM,  INC.,  ACQUISITION
-----------------------------------

The President and Executive Vice President of the Company own approximately 36% of the outstanding common stock of a subsidiary, BentleyTel.com, Inc.

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


13.   RELATED  PARTY  TRANSACTIONS  (Continued)
      ----------------------------

     STOCK  OPTION  AGREEMENT  -  RELATED  PARTY
     -------------------------------------------

During 1998, the GTMI granted options to two officers/directors of the Company to purchase 1,100,000 shares of the Company's common stock at a price of $.10 per share. These options expired January 2000 and were not exercised.

14.   SEGMENT  INFORMATION
      --------------------

The Company, through its chief operating decision maker, evaluates and measures its business performance on the bases of each segment's industrial concentration. The Company operates two business segments: Telecommunications and Furniture and Timber Production. The Company designs and produces telecommunications software and equipment in its Telecommunications segment. The Company also manufactures furniture and harvests timber in its Furniture and Timber Production segment.

Company segment sales consist totally of sales to external customers. The operating profit (loss) used by the Company to evaluate performance consists of its industry segment gross profit measure.



                           (Left intentionally blank)

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


14.   SEGMENT  INFORMATION  (Continued)
      --------------------

Segment information for
the years ended
December 31, is:                            1999
                          ---------------------------------------

                                        FURNITURE AND
                                           TIMBER
                    TELECOMMUNICATIONS   PRODUCTION     TOTAL
                          ------------  -----------  ------------

Sales                     $   465,075   $  128,946   $   594,021
Gross profit (loss)           446,623       56,335       502,958
Interest expense              133,157            -       133,157
Depreciation and
   amortization             1,277,512      341,332     1,642,329
Net loss                   (3,355,642)    (902,547)   (4,258,189)

At December 31:
Assets                    $40,265,409   $6,447,242   $46,712,651


                                            1998
                          ---------------------------------------

                                        FURNITURE AND
                                           TIMBER
                   TELECOMMUNICATIONS    PRODUCTION    TOTAL
                          ---------------------------------------
Sales                     $         -   $  104,700   $   104,700
Gross profit (loss)                 -       73,513        73,513
Interest expense                    -            -             -
Depreciation and
   amortization                     -      140,318       140,318
Net loss                            -     (963,991)     (963,991)

At December 31:
Assets                    $         -   $6,741,570   $ 6,741,570

The company produced all of its sales and revenues outside of the United States for both of the years ended December 31, 1999 and 1998. The sales to foreign locations are as follows:

REGION                1999      1998
----------------  --------  --------

US/North America  $      -  $      -
Asia/Australia     594,021   104,700
                  --------  --------
                  $594,021  $104,700
                  ========  ========

                     GLOBAL TELEMEDIA INTERNATIONAL, INC.
                             AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998


14.   SEGMENT  INFORMATION  (Continued)
      --------------------

The Company had major portions of its long-lived assets located both in the United States and other foreign locations. These assets include all property, plant, and equipment. Long-lived assets by foreign location at December 31, 1999 and 1998, are as follows:

REGION                  1999        1998
----------------  ----------  ----------
US/North America  $   16,494  $        -
Asia/Australia     6,770,537   6,275,897
----------------  ----------  ----------
                  $6,787,031  $6,275,897
                  ==========  ==========

     15.     SUBSEQUENT  EVENT

The Company has entered into discussions to acquire a software developer, owner of a patented unified messaging system. The letter of understanding dated April 2000, states that the Company will acquire 100% of the software developer in exchange for Series A Convertible Preferred Stock, which will be provided by the surrender of additional shares by the Company's major shareholders, plus cash.

The Company's President/CEO has committed to funding development costs up to $600,000 for the software developer.

In connection with this agreement, the Company, through its subsidiary BentleyTel.com, Inc. has entered into a software co-development agreement in January 2000 and a joint marketing agreement in February 2000, for a term of two years. These agreements grant certain marketing rights to its products outlined in the agreements.

Additionally, the President of the software developer has joined the Company as Chief Technical Officer to supervise the ongoing software development agreement.