Form 10QSB
period 2000-06-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 2000-08-21
CIK 789562

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark  One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 74,939,500 shares of Common Stock as of June 30,2000.

     Transitional  Small Business Disclosure Format (Check One):  Yes     No X
                                                                     ---    ---

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                         QUARTERLY REPORT ON FORM 10-QSB
                         FOR QUARTER ENDED JUNE 30, 2000

                                      INDEX


                                                                         Page
                                                                         ----

Part I - Item 1. Interim Financial Statements  . . . . . . . . . . . . .   1

Consolidated Balance Sheets as of June 30, 2000, and December 31, 1999 .   1

Consolidated Statements of Operations and Comprehensive Income
  For  the Three and Six Months ended June 30, 2000 and June 30, 1999. .   2

Consolidated Statements of Cash Flows for the Six
  Months ended June 30, 2000 and June 30, 1999 . . . . . . . . . . . . .   3

Consolidated Statements of Shareholders' Equity for the
  Six Months ended June 30, 2000 . . . . . . . . . . . . . . . . . . . .   4

Notes to Consolidated Financial Statements   . . . . . . . . . . . . . .   5

Part I - Item 2. Management's Discussion and Analysis or Plan of
                 Operation   . . . . . . . . . . . . . . . . . . . . . .  12

Part II - Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . .  16

Part II - Item 4. Submission of Matters to a Vote of Security Holders  .  17

Part II - Item 6. Exhibits

        1. Land Conversion Project memorandum of Understanding and Joint Venture Agreement with Kapatiran Agro-Industrial Co-operative settlement (KAICS)

        2.   Cambridge marketing Group Agreement

        3.   Data Exchange, Inc., Software Development Agreement

        4.   Moore Business Service, Inc. Agreement

        5.   Big Wheel Marketing agreement

        6.   Message Pilot Joint Marketing Agreement

        27.  Financial Data Schedule

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                           GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                    AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)

                                                                       JUNE 30, 2000
                                                                      ---------------
                                  ASSETS
                                  ------
Current Assets
  Cash                                                                $      216,992
  Accounts receivable, net of allowance of $9,159,214                        142,609
  Other current assets                                                       832,443
                                                                      ---------------

    Total Current Assets                                                   1,192,044

Property, plant and equipment, net of accumulated depreciation             7,343,468
  of $1,329,807
Goodwill, net of accumulated amortization                                 37,761,242
  of $2,261,066
Other assets                                                                 422,976
                                                                      ---------------

Total Assets                                                          $   46,719,730
                                                                      ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current Liabilities
  Accounts payable                                                    $   20,624,719
  Accrued expenses                                                         1,262,845
  Notes payable                                                            6,535,015
                                                                      ---------------

    Total Current Liabilities                                             28,422,579

Long-Term Liabilities
  Long-term liabilities, net of current portion                              618,094
                                                                      ---------------
    Total Long-Term Liabilities                                              618,094

                                                                      ---------------
    Total Liabilities                                                     29,040,673

Minority Interest                                                          5,608,436

Stockholders' Equity
  Common stock, $.004 par value
    authorized 75,000,000,  74,939,500 shares issued and outstanding         299,758
  Preferred stock authorized 9,991,000 shares                                      -
  Series A Convertible Preferred stock, $.004 par value,
    authorized 5,000, 4,000 shares issued and outstanding                         16
  Series B Convertible Preferred stock, $.004 par value,
    authorized 4,000,  0 shares issued and outstanding
  Series B Convertible Preferred stock subscribed                          5,334,158
  Common Stock held in Treasury                                                    -
  Additional paid-in capital                                              19,274,906
  Accumulated deficit                                                    (10,665,281)
  Accumulated other comprehensive income                                  (2,172,936)
  Common stock subscription                                                        -

                                                                      ---------------

    Total Stockholders' Equity                                            12,070,621
                                                                      ---------------

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                              $   46,719,730
                                                                      ===============


    The accompanying notes are an integral part of these consolidated financial statements.

4
                               GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                         AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                            (UNAUDITED)

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30                     JUNE 30
                                                     2000          1999          2000          1999
                                                 ------------  ------------  ------------  ------------
TOTAL REVENUES:                                  $   581,915   $   157,513   $ 1,190,254   $   157,513
                                                 ------------  ------------  ------------  ------------

COST OF GOODS SOLD                                   212,635        36,233       371,974        36,233
                                                 ------------  ------------  ------------  ------------

GROSS PROFIT                                         369,280       121,280       818,280       121,280
                                                 ------------  ------------  ------------  ------------

OPERATING EXPENSES:
  Selling, General and Administrative              1,484,152     1,417,300     3,072,545     2,174,009
                                                 ------------  ------------  ------------  ------------

    Total Operating Expenses                       1,484,152     1,417,300     3,072,545     2,174,009
                                                 ------------  ------------  ------------  ------------

    Operating (Loss)                              (1,114,872)   (1,296,020)   (2,254,265)   (2,052,729)
                                                 ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSES):
  Interest Expense                                   (28,581)      (21,000)      (62,204)      (64,523)
  Other Income                                         6,682             -         8,171             -
  Minority Interest in Subsidiary's Net Income        48,874             -        43,667             -
                                                 ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES                         $(1,087,897)  $(1,317,020)  $(2,264,631)  $(2,117,252)
                                                 ------------  ------------  ------------  ------------

PROVISION FOR INCOME TAXES                       $         -   $         -   $         -   $         -
                                                 ------------  ------------  ------------  ------------

  NET LOSS                                       $(1,087,897)  $(1,317,020)  $(2,264,631)  $(2,117,252)
                                                 ============  ============  ============  ============
Other comprehensive income, net of tax
  foreign currency translation adjustment            (14,190)      (10,002)     (302,799)      (12,724)
                                                 ------------  ------------  ------------  ------------

COMPREHENSIVE LOSS                               $(1,102,087)  $(1,327,022)  $(2,567,430)  $(2,129,976)
                                                 ============  ============  ============  ============

NET INCOME (LOSS) PER SHARE                      $     (0.01)  $     (0.02)  $     (0.03)  $     (0.03)
                                                 ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                     74,939,500    74,939,500    74,939,500    62,190,338
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

                       GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                2000         1999
                                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   (2,264,631)  (7,117,256)
  Adjustments to reconcile net income to net cash provided:
    Depreciation and amortization                             1,171,224      420,948
    Foreign currency translation adjustment                    (302,799)     (12,724)
    Minority interest                                           (31,649)           -
    Changes in:
      Accounts and other receivable                             (19,049)     (21,271)
      Other assets                                             (179,264)    (118,381)
      Accounts payable and accrued expenses                     222,648    1,833,684

                                                             -----------  -----------
      Net cash used by operating activities                  (1,403,520)     (15,000)
                                                             -----------  -----------


Cash flows from investing activities
    Note receivable-DEI                                        (250,000)           -
    Acquisition of fixed assets                                (727,107)           -

                                                             -----------  -----------
      Net cash used in investing activities                    (977,107)           -
                                                             -----------  -----------

Cash flows from financing activities
  Proceeds from loans                                           469,483            -
  Repayment on debt                                          (3,042,144)           -
  Additional paid in capital                                    149,917            -
  Proceeds from stock subscriptions                           4,806,258       15,000

                                                             -----------  -----------
      Net cash provided by financing activities               2,383,514       15,000
                                                             -----------  -----------

  Net increase in cash                                            2,887            -
                                                             -----------  -----------
  Cash at beginning of the period                               214,105          181

                                                             -----------  -----------
  Cash at end of the period                                     216,992          181
                                                             ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements

                                          GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                                    AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                         FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                       (UNAUDITED)

                                                     Common stock                       Preferred stock
                                        ------------------------------------  -------------------------------------
                                                                                                         Series B
                                                                   Common      Series A                Convertible   Additional
                                                                   Stock      Convertible                 Stock        Paid in
                                          Shares    Par value    Subscribed      Stock     Par Value    Subscribed     Capital
                                        ----------  ----------  ------------  -----------  ----------  ------------  -----------
Balance, December 31, 1999              74,939,500  $  299,758  $    42,500         4,000  $       16  $    485,400  $18,942,589


Series A Convertible
 Preferred Stock Subscription                                                                             4,848,758
Additional paid in capital contributed                                                                                   149,917
Common Stock Subscribed
 converted to Series B                                              (42,500)
Treasury stock issued to pay-off
 liabilities                                                                                                             182,400
Additional paid in capital contributed
Foreign currency translation
 adjustment, net of tax
Net Loss

                                        ----------  ----------  ------------  -----------  ----------  ------------  -----------
Balance, June 30, 2000                  74,939,500  $  299,758  $         -         4,000  $       16  $  5,334,158  $19,274,906
                                        ==========  ==========  ============  ===========  ==========  ============  ===========



                                                                       Accumulated
                                                            Other                        Total
                                         Accumulated    Comprehensive    Treasury    Stockholders'
                                           Deficit         Income         Stock         Equity
                                        -------------  ---------------  ----------  ---------------
Balance, December 31, 1999              $ (8,400,650)  $   (1,870,137)  $ (87,600)  $    9,411,876


Series A Convertible
 Preferred Stock Subscription                                                            4,848,758
Additional paid in capital contributed                                                     149,917
Common Stock Subscribed
 converted to Series B                                                                     (42,500)
Treasury stock issued to pay-off
 Liabilities                                                               87,600          270,000
Additional paid in capital contributed                                                           -
Foreign currency translation
 adjustment, net of tax                                      (302,799)                    (302,799)
Net Loss                                  (2,264,631)                                   (2,264,631)
                                        -------------  ---------------  ----------  ---------------
Balance, June 30, 2000                  $(10,665,281)  $   (2,172,936)  $       -   $   12,070,621
                                        =============  ===============  ==========  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE OF BUSINESS AND ORGANIZATION

Global Telemedia International, Inc. (the "Company" or "GTMI") was incorporated in Delaware in November 8, 1996 and has been engaged in the marketing of long distance telephone and related services to individuals, businesses and other customers throughout the United States.

On April 2, 1999, GTMI acquired Bentley House Furniture Company, Inc., a Philippine Corporation ("BHFC'). The merger was accounted for as a reverse acquisition whereby BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. The accompanying consolidated financial statements include the historical results of BHFC and the consolidated results of GTMI as of the date of merger.

BHFC is located in the "Free Trade Zone" in Mindanao's largest city, Davao, which is part of the BIMP-EAGA (AFTA, Asian Free Trade Agreement) between Brunei, Indonesia, Malaysia, the Philippines and Australia. Similar to the NAFTA, BIMP-EAGA is located in the Pacific Rim and serves a combined population of over 400 million mostly English speaking people.

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

In October 1999, GTMI acquired 55.1% of BentleyTel.com, Inc. (BTC), a Nevada Corporation. Through this acquisition, the Company now has operations in the United States, the Philippines, Australia, and Malaysia through BTC's wholly owned subsidiaries.

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

BENTLEYTEL.COM,  INC.,  GROUP  OF  COMPANIES-DESCRIPTION
--------------------------------------------------------

     The BentleyTel.com Group of Companies (www.bentleytel.com)now includes:
                                           -------------------
     a) Octa4 Pty. Ltd. is an Australian ISP and has the only private National Fiber Optic Ericsson Tigris ISP, VPN, VoIP capable network connecting every state of Australia. Established in 1991, Octa4, Headed by Felino Molina, former University Physics Lecturer, offers VPN, secure Virtual Private Networks to businesses, and ISP to 4,000 + members as well as offering ISP, virtual ISP, VPN (Virtual Private Networks) and e-commerce to every Australian state, the Company in planning to enable its VoIP services in mid 2000. Octa4, developed a Real-Time Credit card clearing platform, which has been in use by the largest banks in Australia for almost one year. Its clients account for almost 50% of Australia's e-commerce. Octa4, located on the web at www.BentleyTel.com has also developed the secure "Centrebet" an Internet international web hosted betting system, which can be viewed at www.centrebet.com. In November 1999, as a member of a consortium with COMPAQ, NEC, CABLE & WIRELESS and OPTUS,
BentleyTel.com (Octa4) was successful in winning a 5 year $110 million Australian Government contract. BentleyTel.com will provide the VPN, (Virtual Private Network) and Cable & Wireless and Optus will provide LAN/WAN systems. BentleyTel has developed secure software to enable Government employees to access Government files from remote locations. In June 1 2000 BentleyTel took over the dial-up and Internet hosting for the Australian Northern Territory Government. The five year contract should bring in revenue of $100,000 per month and ramp up significantly as government workers come on line. This contract is expected to double the BentleyTel ISP client base.

     b)3G Communications, Inc., located in Davao, Philippines. 3G has operated since 1995 and is headed by Socrates Palabyab, who has been the key figure in roll out programs for the major Philippine telecoms. 3G owns and operates 56 mobile satellite long distance tele-centers. When 3G was acquired it had 18 sites, now as BentleyTel.com (Phils) it has deployed 56 satellite tele-centers and Kiosks in Mindanao. 3G-BentleyTel.com Phils is currently nine (9) months ahead of schedule, completing 70% of the year's roll-out in the first quarter of 2000. 3G has partnerships or strategic alliances with Globe, Digital, Philcom, Philtel and PLDT. 3G now is the dominant telecom provider to 56 towns with a combined population of approximately 1.5 million. 3G also offers enhanced services such as e-mail, telegram, fax and other B2B and B2C products.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


     c) DynaSem Communications, Inc., ("DynaSem") located in the city of Kuching, Malaysia, and on the world-wide web at www.mdc.com.my, is a computer sales and technology training company. Headed by Dr. Morni Kambri, BentleyTel.com Malaysia will assist with technology transfers between the
BentleyTel.com companies and to train BentleyTel.com personnel in VOIP, ISP, secure data transfer and e-commerce. It is anticipated that the acquisition of DynaSem will facilitate the Company's entry into the Malaysian Multi-media Super Corridor (MSC). The MSC is building a 20 mile long 1 mile wide 2-10 gig per second fiber optic technology development corridor. The chairman of the Committee is Bill Gates and over 320 companies including Microsoft, NEC,
Netscape, Siemans, Sun MicroSystems, Oracle and many more are already participating in the MSC. BentleyTel is committed to interacting with those companies. BentleyTel.com Malaysia is associated with the Tun Abdul Razak
University  which  has  12  campuses.

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

     The majority shareholders owning the 4,000 shares of GTMI Series A Convertible Preferred Stock have signed a memorandum of agreement restricting the conversion of the Series A Convertible Preferred Stock over a period of five years based on growth and other factors as described in the agreement. The agreement prevents the holders of Series A from converting more than 5% of their preferred stock in any given three-month period. The amount of shares permitted to be converted is prorated based on the Company's actual performance for the quarter as measured against projected benchmarks for net income, sales growth and performance.

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

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair values of tangible and intangible assets acquired from the reverse acquisition of the BHFC and the acquisition of its foreign operating subsidiaries through the Company's 55% holding in BentleyTel.com, Inc. Goodwill is amortized on a straight-line basis over 20 years. The carrying amount of goodwill is periodically reviewed using estimated undiscounted net cash flows of the business acquired over the remaining amortization period. Management believes that there has been no impairment of the goodwill recorded in the Company's consolidated financial statements as of June 30, 2000.

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

REVENUE RECOGNITION

Revenue from the sale of goods is recognized upon the delivery of goods to customers. Revenue from the rendering of service is recognized upon the delivery of the services to the customers. Revenue from the provision of internet services over a specific period of time is recognized on an actual usage basis in the period during which the services are utilized by the customer.

USE  OF  ESTIMATES

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying amounts for the Company's cash and other current assets, accounts payable, accrued expenses, notes payable, and other liabilities approximate fair value.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


INCOME TAXES

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


RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation. The periods presented are the three and six months ended June 30, 2000 and 1999, respectively. Certain reclassifications have been made to the financial statements for prior periods to conform to the current year presentation. These reclassifications have no effect on the net income for any of the periods.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


2.  NOTES  PAYABLE

Notes  payable  consisted  of  the following at June 30,2000:


Various 0% to 10.45% notes payable to related parties      $   305,211
3% convertible debenture due on demand,
   in default                                                4,416,000
Note payable to bank with interest at the prevailing
   market rate, subject to monthly repricing,
   secured by the real estate mortgage of the Company's
   land and other properties in the Philippines                814,707
20% note payable, convertible into shares of the
  company common stock, secured by a security
  interest in prepaid expense and guaranteed by the
  company's former President/CEO                               172,500
Various 8% to 18% unsecured notes payable,
due on demand  and in default 8%                               818,097
unsecured note payable, due January 15, 2000                     8,500
Unsecured notes payable to suppliers 0% due in 2002            618,094
                                                           ------------
                                                             7,153,109
Less: current maturities                                    (6,535,015)
                                                           ------------
                                                           $   618,094
                                                           ============

The  following  are  maturities  of  notes  payable:


                                                  Year  Ended  June 30,
                                                  ---------------------

                                                  2002       $  618,094

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

As part of the agreement, in the event that the Company does not promptly take all necessary steps to obtain the approval for the authorization and issuance of the shares, a judgment will be issued against the Company in favor of the debt holders in the total amount of $7,896,166. As of June 30, 2000, no debentures have been converted into common stock, since as of the date of the report, no additional shares have been authorized.

b) On June 21, 2000, a bank in the Philippines has agreed to release certain property in the Philippines from foreclosure for a redemption amount of $3,785,570.

As of June 30, 2000, the Company has made payments totaling $2,970,863 towards this debt. The difference of $814,707 will be paid in six monthly installments. The Company has indicated that they will accept these terms in order to redeem the foreclosed property.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


3.  COMMITMENTS  AND  LITIGATION

The Company has employment agreements with certain officers and key employees, which expire at various times through 2009. Resignation of the former officers and key employees resulted in the cancellation of all previous employment agreements.

     CAM-NET Litigation.  On February 20, 1997, a complaint was filed by CAM-NET
     -------------------
Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses. The company has offered a split payment cash settlement in this matter. As at June 30, 2000, interest accrued is $86,764.00

     RBB Bank-Khalifa Litigation.  On or about July 30 1996 and August 28, 1996,
     ---------------------------
The Company issued the aggregate principal amount of $6,683,333 of certain 3% Convertible Debentures, due August 15, 1998 (the "Debentures"), as follows: (i) RBB Bank Aktiengesselschaft ("RBB Bank") ($4,000,000), (ii) Mohammed Ghaus Khalifa ("Khalifa") ($1,333,333), and (iii) Canadian Imperial Bank of Commerce ("CIBC") ($1,350,000) (collectively, the "Debenture holders"). The Company has finalized a negotiated settlement of these disagreements providing for payment of $1,000,000 to Khalifa, and $3,417,667 to RBB Bank over a period of 6 months commencing after the shareholders meeting. The settlement calls for conversions every 45 days, at market rate in either cash, or stock at the Company's choice. The payments will commence within 30 days of the next shareholders meeting. Management expects to hold an annual shareholders meeting by the third or fourth Quarter of 2000.

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


     K&S International Communications, Ltd Arbitration. The Company was involved
     -------------------------------------------------
in an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd.) with respect to a former agreement under which each party was to provide services to the other. The Company believes that Extelcom's claims are without substantial merit but due to the nature of the arbitration process, at the end of 1997 elected to increase its litigation reserves by an amount in excess of $1,000,000 for the potential liability claim by Extelcom. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. The Company has negotiated a $390,000 settlement in this matter and has paid some money towards this settlement but not the full amount required by the settlement agreement. Extelcom is challenging the validity of the settlement and seeking to enforce the full award. The Company will vigorously defend the validity of the settlement.


4.   BUSINESS  COMBINATION

     ACQUISITION  OF  BENTLEY  HOUSE  FURNITURE  COMPANY,  INC.
     ----------------------------------------------------------

Pursuant to the Agreement for the Purchase of Stock with Bentley House Furniture Company, Inc. ("BHFC") dated March 18, 1999, ("Acquisition Agreement") , GTMI acquired 100% of the outstanding shares of common stock of BHFC on April 2, 1999. The Company issued 29,595,139 shares of its common stock and 4,000 shares of its Series A Convertible Preferred Stock in exchange for all the issued and outstanding shares of BHFC common stock. Pursuant to a board resolution ratified on June 30, 2000, the conversion factor for the Series A Convertible Preferred has been reduced from 208,274 to 200,000 shares of common stock for each preferred stock.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


Simultaneously with the closing of the Acquisition Agreement, an escrow agreement ("Escrow Agreement") was created then amended on July 1,1999, so that 3,878 shares of the 4,000 shares originally issued of GTMI Series A
Convertible Preferred Stock and the 200,000 shares of BHFC's common stock would be placed in escrow for the period of one year from July 1999. The 29,595,139 shares of GTMI common stock were issued to the shareholders of BHFC. As a condition for the release of the shares of common stock of GTMI, BHFC Shareholders agreed to waive all and any salary or compensation for the period of one year and to arrange funding for all of the restructuring costs and legal fees for the same period.

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

The acquisition was accounted for as a reverse acquisition under the purchase method of accounting, whereby BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. As such, the assets and liabilities of GTMI will be revalued at their fair market value as of the date of the acquisition. Any excess purchase price over the fair market value of the net tangible and intangible assets of GTMI at the acquisition date will be amortized over a period of 20 years. The Company recorded a total of $31,801,176 in goodwill related to this transaction and $795,050 in amortization expense for the six months ended June 30, 2000.

The historical financial statements prior to April 2, 1999, will be those of BHFC but the name of the corporation going forward will be Global Telemedia International, Inc.

                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (UNAUDITED)


     ACQUISITION  OF  BENTLEYTEL.COM,  INC.
     --------------------------------------

On October 12, 1999, the Company completed an agreement to purchase BentleyTel.com, Inc., and its subsidiaries ("BTC"), a Nevada corporation. Pursuant to the agreement, the Company issued 97 shares of its Series A Convertible Preferred Stock in exchange for 20,202,578 shares of BTC, which is approximately 55.1% of its issued and outstanding common stock. BTC's wholly owned subsidiaries comprise of operating companies in Australia, the Philippines, and Malaysia. In order to complete the purchase, the President/CEO surrendered 97 shares, which he personally owned, of the Company's Series A Convertible Preferred Stock.

An escrow agreement was also executed simultaneously with the closing of the Share Exchange agreement. Under the escrow agreement, the Company delivered to the escrow holder the 97 shares of Series A Convertible Preferred Stock and the 20,202,578 shares of BentleyTel.com Inc. common stock to be held in escrow for a period of one year. The escrow provides that if during the escrow period GTMI files Chapter 11 or 7 or for other creditor protection, the escrow holder shall without further instruction deliver the exchanged BentleyTel.com, Inc. stock to BentleyTel.com, Inc. and the exchanged GTMI stock to GTMI. The escrow agreement allows the new shareholders of BTC to vote and to receive any dividends paid on the stock held in escrow.

The Company accounted for the acquisition under the purchase method of accounting. The Company recorded a total of $8,221,133 in goodwill which is being amortized over 20 years. The Company recorded $205,528 in amortization expense for the six months period ended June 30, 2000


PART  I.     FINANCIAL  INFORMATION

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

THREE AND SIX  MONTHS  ENDED  JUNE  30,  2000  AND  1999

OVERVIEW  OF  PRESENTATION.
---------------------------

     The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

On April 2, 1999, Global TeleMedia International, Inc. acquired Bentley House Furniture Company ,Inc. a Philippine Corporation ("BHFC"). The merger was accounted for as a reverse acquisition whereby the BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. The accompanying consolidated financial statements include the historical results of BHFC and the consolidated results of GTMI as of the date of merger. Simultaneously with the closing of the acquisition agreement, an Escrow Agreement was created then amended on July 1, 1999, so that 3,878 shares of the 4,000 shares originally issued of GTMI Series A Convertible Preferred Stock and 200,000 of BHFC's common stock would be placed in escrow for a period of one year from July 1999. The Board of Directors has extended the escrow to December 2000.


FINANCES  AND  RESTRUCTURING
----------------------------

     Since the share exchange with BHFC, the Company has been successful at obtaining capital through fully paid private placements in the amount of 585,400 for the subscription of Series B Convertible Preferred stock. The Company's President/CEO and Vice President surrendered an aggregate of 7,210,666 shares and the Company received $5,765,000 to meet the Company's financial needs.

     Subsequent to the end of 1999, the company executed a $10 million equity investment agreement based on shares owned by the major shareholders. The majority shareholders, Jonathon Bentley-Stevens and Regina S. Peralta agreed to assist the company by contributing their own shares to the equity Partner. The majority shareholders will receive preferred stock after the shareholders meeting and have agreed to immediately retire the newly preferred issued shares so as not to further dilute the existing shareholders.

     As part of the restructuring, the Company acquired a controlling interest in a Nevada corporation called BentleyTel.com, Inc. A BentleyTel Board Meeting was held in the first quarter of 2000 to examine the viability of exercising its option of investing an initial $10 million to develop the 1997 patent of Ultra Pulse. The non-binding agreement also includes the allocation of additional shares to UCI, which will further dilute the existing shareholders. There can be no estimate as to the eventual amount required to develop the Ultra Pulse technology. Therefore, decision was made no to pay for the exploitation of the patent.

The Company owns a 55% majority of the shares of BentleyTel.com, and additional BentleyTel.com shares were used to acquire 100% of the shares of Octa4 Pty.Ltd., 3G Communications Inc. and DynaSem Communications Sdn. Bhd. Octa4 is a major ISP in Australia providing VPN (Virtual Private Networks) E-Commerce, and e-commerce solutions, and soon VoIP voice over the Internet. DynaSem is a computer sales and IT training company and 3G communications owns and operates 56 satellite tele-centers offering long distance and international long distance calling.

     BentleyTel.com planned to release its national and international phone cards in 4th quarter 1999. The company decided to delay the release of a phone card until its development of a multi-purpose debit/ATM/Phonecard/E-commerce card platform was finalized. In the subsequent period the Company decided to implement international long distance 0+ calling services from its 56 tele-centers and Kiosks. The company is now finalizing agreements with data processing companies as a final step to the launch of its international proprietary Smart-e-Card, which should be available to the public in the year 2000.

     The Company has resolved a significant amount of its litigation and is working to resolve the remaining disputes within 180 days. The Company did generate revenue in the fourth quarter of 1999 and had a significant increase in revenue in the second quarter 2000 as compared to the same quarter last year. The Company intends to continue to build its revenue streams in future years. The strategy of the Company has been to develop strategic alliances with various technology companies through alliances, mergers or acquisitions. Acquisitions were made of companies possessing substantial market share in their industries and technological advantages.

     RESULTS  OF  OPERATIONS  FOR  PERIOD  ENDED  JUNE 30, 2000  AND  1999.

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

     The following discussion reflects the financial condition and results of operations of the Company for the period ended June 30, 2000 and 1999. Because of material changes to the Company and new management these past results are not indicative of future performance.

     The Company's revenues for the three and six months ended June 30, 2000, increased by $424,000 and $1,032,000, to $582,000 and $1,190,000, respectively over the corresponding periods in 1999. The entire increase was derived from telecommunication and internet related operations from Company's subsidiaries in Australia and the Pacific rim.

Costs of goods sold for the three and six months ended June 30, 2000 were approximately $213,000 and $372,000 respectively and were significantly greater than the comparable periods in 1999. The increase was due to the business derived from telecommunications and internet related operations in Australia and the Pacific rim. The Company's gross profit increased from $121,280 to approximately $369,000 and from $121,280 to approximately $818,000 for the three and six months ended June 30, 2000 and 1999, respectively. The increase in gross profit was due primarily as result of the reverse acquisition with BHFC, acquisition of telecommunication subsidiaries that make up BTC and as a result of the Company's emphasis in developing business opportunities in e-commerce, web-hosted products, unified messaging and other enhanced web based services.

     General and administrative expenses for the three and six months ended June 30, 2000 and 1999 increased by $67,000 and $898,000, to $1,484,000 and
$3,073,000, respectively. The increase during 2000 has been primarily the result of the reverse acquisition with BHFC, the amortization of acquired goodwill, and as a result of the Company's emphasis in developing business opportunities in e-commerce, web-hosted products, unified messaging and other enhanced web based services. Amortization and depreciation from fixed assets and goodwill totaled $1,171,224 and $420,948 for the six months ended June 30, 2000 and 1999, respectively.

The Company incurred additional legal and professional fees of approximately $300,000 during 2000. These were mostly due to resolutions of previous management's debts, financing matters and legal cost associated with mergers and acquisitions.

As a result of the Company's cumulative operating losses, the Company has not paid income tax since inception. In addition, the Company is approximately five quarters behind on federal and state payroll taxes, however, $315,100 has been paid towards unpaid withholding taxes. The Company has negotiated with IRS for a 22 months progressive payment of the balance of approximately $315,100. As of December 31, 1999, the Company had net operating loss carry forward totaling approximately $42 million.

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

     As of June 30, 2000, the Company had total liabilities including accrued interest, notes payable, current accounts payable and accrued but unpaid expense approximating $29 million a substantial decrease from total liabilities of $31.5 million as of December 31, 1999. Management is working to settle the majority of the remaining creditors by the end of the calendar year.

     The Company's tangible fixed assets increased to approximately $7.34 million as of June 30, 2000 as compared to $6.78 million as of December 31, 1999.

Company policy dictates that it receives a letter of credit from all contracts undertaken by the construction divisions.

Net losses from operations for the three and six months ended June 30, 2000 were approximately $1,087,897 and $2,264,631. Net losses for the three and six month ended June 30, 1999 were $1,317,020 and $2,117,252.

PART  II.          OTHER  INFORMATION: MATERIAL CONTRACTS
---------------------------------------------------------

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

     Pursuant to a Philippine Presidential Proclamation, BHFC was awarded the Land Conversion Project, which granted BHFC a 50,000 acre tract of land in the Philippines to reforest and convert the original mahogany, teak, and other hardwood forest into palm oil and coffee commercial plantations. BHFC will extract the original timber and replant fruit bearing trees, at a ratio of 450% positive over existing standing timber. This will result in the recovery of a large quantity of hardwood which will be removed and processed by BHFC over the next 8-10 years for anticipated hardwood sales and furniture manufacturing components. BHFC is the Managing Partner of the project and Jonathon Bentley-Stevens is the Attorney-in-Fact for the duration of the project. By contract, the project is expected to expand up to 500,000 acres over the next 48 years. Funds derived from the project will be utilized to acquire and expand the Company's telecom and e-commerce divisions.


TECHNOLOGY CONTRACTS:

In January, 2000 GTMI entered into negotiations with Data Exchange International ("DEI"), a Texas corporation, to acquire one hundred percent of the outstanding shares of DEI. Such negotiations resulted in the preparation of an acquisition agreement in June, 2000, by and among DEI, GTMI, GTMI Merger Subsidiary, Jonathon Bentley-Stevens and Regina S. Peralta pursuant to which GTMI agreed to acquire 100% of the outstanding shares of DEI using Mr. Bentley-Stevens' and Ms. Peralta's shares of GTMI Common and Series A Preferred Stock for the acquisition consideration. DEI, which would become a subsidiary of GTMI, has pending an application for a patent for The Message Pilot System. The Message Pilot System centralizes electronic communication by streamlining points of contact. Using telecommunications technology, The Message Pilot System combines all contact information (including e-mail addresses and telephone numbers) into one subscriber telephone number to facilitate faster and easier communication. Pursuant to the acquisition agreement, Ken Heffner, the current Chief Executive Officer of DEI, would join the Board of Directors of GTMI and Mr. Bentley-Stevens would join the Board of Directors of DEI following the proposed merger of the companies. Ken Heffner and his wife, Ellen Heffner, together, own 425,000 of the 915,750 shares of DEI Common Stock issued and outstanding, 40,000 options granted pursuant to DEI's stock option plan and 20,000 of the 90,000 shares of DEI Preferred Stock issued and outstanding but planned, at the option of the holder, to be converted to Common prior to the merging of the companies. In addition, Michael Heffner, the son of Ken and Ellen Heffner holds 185,000 shares of DEI Common Stock and 60,000 stock options. Ken Heffner was appointed Chief Technical Officer of GTMI on March 14, 2000, which was approved by the Board of Directors of GTMI. The DEI deal has not closed yet, but it is expected to close during the fourth quarter of the year.

The Company has entered into a co-development agreement with Richardson, Texas based Data Exchange, Inc. to assist in developing The Message Pilot.
Data Exchange has filed for a patent on The Message Pilot TM and BentleyTel utilized its previously developed software to accelerate the development of the Unified Integrated Messaging System.

The Company has also entered into a contract for the manufacture of its proprietary Smart-e-Card with Moore Business Systems one of the largest manufacturers of credit/debit cards. Once manufacturing is in full operation, Moore Business Systems has committed to a 7 day fulfillment of orders for the BentleyTel.com Smart-e-Card. The Company has paid the initial production cost of the Smart-e-Card.

The Company has entered into a marketing agreement for the distribution and sale of its Smart-e-Card with Big Wheel Promotions, a Dallas based marketing company that specializes in event marketing and brand recognition. Big Wheel is an agent for Corona Beer, Western Union and well known celebrities. The Company has paid the initial marketing and promotion costs for the Smart-e-Card.

The Company has entered into a telemarketing agreement with Cambridge Marketing and has paid for the development of telemarketing scripts for sale of its Smart-e-Card and MessagePilot to qualified B2B and B2C clients identified by Cambridge Marketing.

ITEM  1.     LEGAL  PROCEEDINGS

See  Form  10-KSB/A  filed  June 30, 2000.


     CAM-NET Litigation.  On February 20, 1997, a complaint was filed by CAM-NET
     ------------------
Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses. The company has offered a split payment cash settlement in this matter. As at December 31, 1999 interest accrued is $81,764.00


     RBB Bank-Khalifa Litigation. On or about July 30, 1996 and August 28, 1996,
     ---------------------------
The Company issued the aggregate principal amount of $6,683,333 of certain 3% Convertible Debentures, due August 15, 1998 (the "Debentures"), as follows: (i) RBB Bank Aktiengesselschaft ("RBB Bank") ($4,000,000), (ii) Mohammed Ghaus Khalifa ("Khalifa") ($1,333,333), and (iii) Canadian Imperial Bank of Commerce ("CIBC") ($1,350,000) (collectively, the "Debenture holders"). The Company has finalized a negotiated settlement of these disagreements providing for payment of $1,000,000 to Khalifa, and $3,417,667 to RBB Bank over a period of 6 months commencing after the shareholders meeting. The settlement calls for conversions every 45 days, at market rate in either cash, or stock at the Company's choice. The payments will commence within 30 days of the next shareholders meeting.


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

     K&S International Communications, Ltd Arbitration. The Company was involved
     --------------------------------------------------
 in an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd.) with respect to a former agreement under which each party was to provide services to the other. The Company believes that Extelcom's claims are without substantial merit but due to the nature of the arbitration process, at the end of 1997 elected to increase its litigation reserves by an amount in excess of $1,000,000 for the potential liability claim by Extelcom. Based upon a technical default, an award was entered against the Company in May 1998 for $2.5 million. The Company has negotiated a $390,000 settlement in this matter and has paid some money towards this settlement, but not the full amount required by the settlement agreement. Extelcom is challenging the validity of the settlement and seeking to enforce the full award. The Company will vigorously defend the validity of the settlement.


ITEM  3.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS

                                     INDEX


1. Land Conversion Project Memorandum of Understanding and Joint Venture Agreement with Kapatiran Agro-Industrial Co-operative Settlement (KAICS)

2.   Cambridge marketing Group Agreement

3.   Data Exchange, Inc., Software Development Agreement

4.   Moore Business Service, Inc. Agreement

5.   Big Wheel Marketing agreement

6.   Message Pilot Joint Marketing Agreement

27.  Financial Data Schedule

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      GLOBAL TELEMEDIA INTERNATIONAL, INC.
                      ------------------------------------
                                  (Registrant)



/s/  Jonathon  Bentley-Stevens
-----------------------------------
Jonathon  Bentley-Stevens, CEO

Date:  August 21,2000



/s/  David  Tang
-----------------------------------
David Tang, Chief Financial Officer

Date:  August 21, 2000