Form 10QSB
period 2000-09-30
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 2000-11-14
CIK 789562

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549


                                   FORM  10-QSB


(Mark  One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For  the  quarterly  period  ended  September  30,  2000

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

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 74,939,500 shares of Common Stock as of September 30, 2000.

     Transitional  Small  Business  Disclosure Format (Check One):  Yes     No X
                                                                     ---    ---

                         GLOBAL  TELEMEDIA  INTERNATIONAL,  INC.
                                AND  SUBSIDIARIES
                         QUARTERLY  REPORT  ON  FORM  10-QSB
                         FOR  QUARTER  ENDED  SEPTEMBER  30,  2000

                                      INDEX


                                                                         Page
                                                                         ----

Part I - Item 1. Interim Financial Statements  . . . . . . . . . . . . .   1

Consolidated Balance Sheets as of September 30, 2000. . . . . . . . . .    1

Consolidated Statements of Operations and Comprehensive Income
  For the Three and Nine Months ended September 30, 2000
  and September 30, 1999. . . . . . . . . . . . . . . . . . . . . . .  .   2

Consolidated Statements of Cash Flows for the Nine
  Months ended September 30, 2000 and September 30, 1999 . . . . . . . .   3

Consolidated Statements of Shareholders' Equity for the
  Nine Months ended September 30, 2000 . . . . . . . . . . . . . . . . .   4

Notes to Consolidated Financial Statements   . . . . . . . . . . . . . .   5

Part I - Item 2. Management's Discussion and Analysis or Plan of
                 Operation   . . . . . . . . . . . . . . . . . . . . . .  12

Part II - Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . .  16

Part II - Item 4. Submission of Matters to a Vote of Security Holders  .  17

Part II - ITEM  5.  Other Information

Part II - Item 6. Exhibits

          10.  Ericsson Memorandum of Understanding Regarding
               Partnerships and Joint-Ownership of Products & Software

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                                    GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                              AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)



                                                                          SEPTEMBER 30, 2000
                                                                         --------------------
                                 ASSETS
                                 ------

Current Assets

  Accounts receivable, net of allowance $9,159,212                       $            77,546
  Other current assets                                                               826,841
                                                                         --------------------

    Total Current Assets                                                             904,387

Property, plant and equipment, net of accumulated depreciation                     5,837,637
  of $1,201,944
Goodwill, net of accumulated amortization                                         37,260,963
  of $1,500,836
Other assets                                                                         336,264
                                                                         --------------------

Total Assets                                                             $        44,339,251
                                                                         ====================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current Liabilities
  Bank overdraft                                                         $           208,643
  Accounts payable and accrued expenses                                           20,449,537
  Notes payable                                                                    6,245,542
                                                                         --------------------

    Total Current Liabilities                                                     26,903,722

Long-Term Liabilities
  Long-term liabilities, net of current portion                                      580,724
                                                                         --------------------
    Total Long-Term Liabilities                                                      580,724

                                                                         --------------------
    Total Liabilities                                                             27,484,446

Minority Interest                                                                  5,412,604

Stockholders Equity
  Common stock, $.004 par value
     authorized 100,000,000 ,  74,939,500 shares issued and outstanding              299,758
  Preferred stock authorized 9,991,000 shares                                              -
  Series A Convertible Preferred stock, $.004 par value,
     authorized 5,000, 4,000 shares issued and outstanding                                16
  Series B Convertible Preferred stock, $.004 par value,
     authorized 4,000,  400 shares issued and outstanding                                  2
  Series B Convertible Preferred stock subscribed                                  6,923,600
  Common Stock held in Treasury                                                            -
  Additional paid-in capital                                                      19,478,441
  Accumulated deficit                                                            (12,336,627)
  Accumulated other comprehensive income                                          (2,922,989)
                                                                         --------------------

    Total Stockholders Equity                                                     11,442,201
                                                                         --------------------

TOTAL LIABILITY AND STOCKHOLDERS EQUITY                                  $        44,339,251
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

                                 GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                             (UNAUDITED)



                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30                SEPTEMBER 30
                                                --------------------------  --------------------------
                                                    2000          1999          2000          1999
                                                ------------  ------------  ------------  ------------
TOTAL REVENUES                                  $   332,896   $    59,646   $ 1,523,150   $   216,039
                                                ------------  ------------  ------------  ------------

COST OF GOODS SOLD                                  147,107        37,510       519,081        72,621
                                                ------------  ------------  ------------  ------------

GROSS PROFIT                                        185,789        22,136     1,004,069       143,418
                                                ------------  ------------  ------------  ------------

OPERATING EXPENSES:
  Selling, General and Administrative             2,011,711     1,352,630     4,978,977     3,463,893
                                                ------------  ------------  ------------  ------------

    Total Operating Expenses                      2,011,711     1,352,630     4,978,977     3,463,893
                                                ------------  ------------  ------------  ------------

    Operating Loss                               (1,825,922)   (1,330,494)   (3,974,908)   (3,320,475)
                                                ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSES):
  Interest Expense                                  (48,577)     (106,089)     (110,781)     (233,359)
  Other Income                                       16,387        70,495       (80,722)       70,495
  Minority Interest in Subsidiary's Net Loss        186,767             -       230,434             -
                                                ------------  ------------  ------------  ------------

LOSS BEFORE INCOME TAXES                         (1,671,345)   (1,366,088)   (3,935,977)   (3,483,339)
                                                ------------  ------------  ------------  ------------

PROVISION FOR INCOME TAXES                                -             -             -             -
                                                ------------  ------------  ------------  ------------

   NET LOSS                                      (1,671,345)   (1,366,088)   (3,935,977)   (3,483,339)
                                                ------------  ------------  ------------  ------------
Other comprehensive income, net of tax
   Foreign currency translation adjustment         (750,053)       (5,806)   (1,052,852)      (18,530)
                                                ------------  ------------  ------------  ------------

TOTAL COMPREHENSIVE LOSS                        $(2,421,398)  $(1,371,894)  $(4,988,829)  $(3,501,869)
                                                ============  ============  ============  ============

NET LOSS PER SHARE                              $     (0.02)  $     (0.02)  $     (0.05)  $     (0.05)
                                                ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                    74,939,500    74,939,500    74,939,500    66,371,931
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

                               GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                         AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)



                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 2000          1999
                                                             ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $(3,935,977)  $(3,483,339)
  Adjustments to reconcile net loss to net cash provided:
    Depreciation and amortization                              1,769,181       903,170
    Adjusted foreign currency translation                        379,012       (18,530)
    Minority interest                                           (227,482)            -
    Changes in:
      Accounts and other receivable                               46,014       (34,118)
      Other current assets                                         7,510      (219,023)
      Accounts payable and accrued expenses                   (1,015,378)    2,268,020

                                                             ------------  ------------
      Net cash used by operating activities                   (2,977,120)     (583,820)
                                                             ------------  ------------


Cash flows from investing activities
    Investment in note receivable-DEI                           (406,206)            -
    Acquisition of fixed assets                                 (750,284)            -
    Other assets                                                  61,214       (92,821)

                                                             ------------  ------------
      Net cash used in investing activities                   (1,095,276)      (92,821)
                                                             ------------  ------------

Cash flows from financing activities
  Proceeds from loans                                            496,638       416,785
  Repayment on debt                                           (3,396,143)            -
  Additional paid in capital                                     153,453             -
  Proceeds from stock subscriptions                            6,395,700       161,000

                                                             ------------  ------------
      Net cash provided by financing activities                3,649,648       577,785
                                                             ------------  ------------

  Net decrease in cash                                          (422,748)      (98,856)
                                                             ------------  ------------
  Cash at beginning of the period                                214,105           181

                                                             ------------  ------------
  Cash at end of the period                                  $  (208,643)  $   (98,675)
                                                             ============  ============


The accompanying notes are an integral part of these consolidated financial statements

                                          GLOBAL TELEMEDIA INTERNATIONAL, INC.
                                                    AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                       (UNAUDITED)



                                                                  COMMON STOCK                         PREFERRED STOCK
                                                       ---------------------------------  ---------------------------------------
                                                                                           SERIES
                                                                                COMMON       A              SERIES B    SERIES B
                                                                                 STOCK    CONVERT-        CONVERTIBLE CONVERTIBLE
                                                                                 SUB-       IBLE     PAR    PREFERED     STOCK
                                                         SHARES    PAR VALUE    SCRIBED    STOCK    VALUE    STOCK     SUBSCRIBED
                                                       ----------  ----------  ---------  --------  ------  --------  ------------
Balance, December 31, 1999                             74,939,500  $  299,758  $ 42,500      4,000  $   16            $    485,400


Series A Convertible Preferred Stock Subscription                                                                        4,848,758
Additional paid in capital contributed
Common Stock Subscribed converted
 to Series B Convertible Preferred Stock Subscription                           (42,500)
Treasury stock issued to pay-off liabilities
Series B Convertible Preferred Stock issued for
 services                                                                                                          2
Foreign currency translation adjustment, net of tax
Series A Convertible Preferred Stock Subscription                                                                        1,589,442
Additional paid in capital contributed
Foreign currency translation adjustment, net of tax
Net Loss
                                                       ----------  ----------  ---------  --------  ------  --------  ------------
Balance, September 30, 2000                            74,939,500  $  299,758  $      -      4,000  $   16  $      2  $  6,923,600
                                                       ==========  ==========  =========  ========  ======  ========  ============



                                                                                               ACCUMU-
                                                                     STOCK-                     LATED
                                                                     HOLDER                     OTHER                     TOTAL
                                                       ADDITIONAL     NOTE       ACCUMU-       COMPRE-                    STOCK-
                                                         PAID IN    RECEIV-       LATED        HENSIVE      TREASURY     HOLDERS'
                                                         CAPITAL      ABLE       DEFICIT        INCOME       STOCK        EQUITY
                                                       -----------  --------  -------------  ------------  ----------  ------------
Balance, December 31, 1999                             $18,942,589  $      -  $ (8,400,650)  $(1,870,137)  $ (87,600)  $ 9,411,876


Series A Convertible Preferred Stock Subscription                                                                        4,848,758
Additional paid in capital contributed                     149,917                                                         149,917
Common Stock Subscribed converted
 to Series B Convertible Preferred Stock Subscription                                                                      (42,500)
Treasury stock issued to pay-off liabilities               182,400                                            87,600       270,000
Series B Convertible Preferred Stock issued for
 services                                                  199,998
Foreign currency translation adjustment, net of tax                                                                              -
Series A Convertible Preferred Stock Subscription                                                                        1,589,442
Additional paid in capital contributed                       3,537                                                           3,537
Foreign currency translation adjustment, net of tax                                           (1,052,852)               (1,052,852)
Net Loss                                                                        (3,735,977)                             (3,735,977)
                                                       -----------  --------  -------------  ------------  ----------  ------------
Balance, September 30, 2000                            $19,478,441  $      -  $(12,336,627)  $(2,922,989)  $       -   $11,442,201
                                                       ===========  ========  =============  ============  ==========  ============


The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBAL  TELEMEDIA  INTERNATIONAL,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               AS  OF  SEPTEMBER  30,  2000
                                   (UNAUDITED)


1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE  OF  BUSINESS  AND  ORGANIZATION

Global Telemedia  International, Inc. (the "Company" or "GTMI") ( www.gtmi.com )
                                                                  ------------
was re-incorporated in Delaware on November 8, 1996. GTMI is engaged in the marketing of long distance telephone and related services to individuals, businesses and other customers throughout the United States.

On April 2, 1999, GTMI acquired Bentley House Furniture Company, Inc., a Philippine Corporation ("BHFC"). The merger was accounted for as a reverse acquisition whereby BHFC was treated as the acquirer and GTMI as the acquiree. The accompanying consolidated financial statements include the historical results of BHFC and the consolidated results of GTMI as of the date of the merger.

BHFC is located in the "Free Trade Zone" in Mindanao's largest city, Davao, which is part of the BIMP-EAGA (AFTA, Asian Free Trade Agreement) between Brunei, Indonesia, Malaysia, the Philippines and Australia. Similar to NAFTA, BIMP-EAGA is located in the Pacific Rim and serves a combined population of over 400 million people who are mostly English speaking.

BHFC provides the Company with a manufacturing base, whereby furniture and wood products can be produced for the housing and resort industries. Management's plans are to reinvest any profits from this line of business into the telecommunications arena.

In October 1999, GTMI acquired 55.1% of BentleyTel.com, Inc. ("BTC"), a Nevada Corporation. Through this acquisition, the Company now has operations in the United States, Philippines, Australia, and Malaysia through BTC's wholly-owned subsidiaries.

The operations of BTC include Internet services, e-commerce, telecommunications, computer sales and computer training. BTC is currently developing and co-developing, billing software and financial software for its ISP, VoIP, Smart-e-Card products, and certain telecommunication and e-commerce products which BTC expects to bring to the market in the fourth quarter 2000.

BENTLEYTEL.COM,  INC.,  GROUP  OF  COMPANIES-DESCRIPTION
--------------------------------------------------------

     The  BentleyTel.com  Group  of  Companies (www.bentleytel.com)now includes:
                                                ------------------
       a) Octa4 Pty. Ltd., now BentleyTel.com Australia ("BTC-AUS"), (www.bentleytel.com ) is an Australian ISP and has the only private National
 ------------------
Frame Relay network in Australia. BTC-AUS uses Ericsson Tigris switches (points of presence "POP"s) and delivers service throughout Australia. Acquired in October 1999, Octa4 has over 4,000 ISP clients. In November 1999, a consortium comprised of COMPAQ, NEC, CABLE & WIRELESS, OPTUS, and BTC-AUS was successful in winning a five year $110 million Australian Government contract, BTC-AUS is a member of this consortium. Pursuant to the contract, BTC-AUS will provide the Virtual Private Network ("VPN") and Cable & Wireless and Optus will provide LAN/WAN systems. In addition, BentleyTel has developed software to enable government employees to securely access government files from remote locations. On September 1, 2000 BentleyTel took over the dial-up and Internet hosting for the Australian Northern Territory government. The five year contract has doubled the BTC-AUS ISP client base and management expects this contract to generate recurring gross revenues of $100,000 per month. This figure is expected to increase as more government workers participate in on-line services.

BTC-AUS is currently the only Australian company capable of delivering ISP, VPN, and VoIP services on a national scale. This service enables every state in Australia to be connected. Established in 1991, BTC-AUS is headed by Felino Molina, a former university physics lecturer. On August 14 2000, BTC-AUS launched its VoIP services at the ISPCON 2000 convention held in Melbourne Australia. BTC-AUS has developed software for real-time credit card clearing, which has been in use by major banks in Australia for nearly one year. BTC-AUS has also developed and maintained a fully interactive software platform including encryption used by CentreBet, Inc., an Internet international web hosted gaming site, which is licensed by the Australian Government( www.centrebet.com ). Management estimates that 50% of Australia's e-commerce
-----------------
currently  run  on  software  platforms  previously  developed  by  BTC-AUS.

     b)3G Communications, Inc., now BentleyTel.com Philippines ("BTC-PHLS"), located in Davao, Philippines, has been in operation since 1995. President, Socrates Palabyab has been the key figure in roll out programs for several major Philippine telecommunication companies. Acquired in October 1999, 3G Communications had 18 locations for delivery of telecommunications. As a subsidiary of BentleyTel.com, BTC-PHLS has deployed 56 GSM Digital wireless tele-centers and Kiosks throughour the Philippines. With partnerships and strategic alliances with Globe, Digital, Philcom, Philtel and PLDT, BTC-PHLS is the primary provider of telecommunication services to towns with a combined population of approximately 2.5 million. BentleyTel also offers enhanced services such as e-mail, telegram, fax and other B2B and B2C products.

                      GLOBAL  TELEMEDIA  INTERNATIONAL,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               AS  OF  SEPTEMBER  30,  2000
                                   (UNAUDITED)


     c) DynaSem Communications, Inc., ("DynaSem") Now BentleyTel.com Malaysia ("BTC-My"), is located in the city of Kuching, Malaysia, and has been engaged in the business of computer sales and technology training since 1996. President Dr. Morni Kambri will guide the Company's entry into the Malaysian Multi-media Super Corridor (MSC). (www.mdc.com.my ) The MSC consist of
                                             --------------
a 20-mile long 1-mile fiber-optic technology development corridor capable of data transfers of up to 10 gigabytes. Committee members are made up of senior executives from NEC, Microsoft, Netscape, Siemans, Sun MicroSystems, Oracle and other significant companies. Currently, over 320 companies are participating in the MSC. BTC-My will assist with the transfer of technology among the other BentleyTel.com companies and to train BentleyTel.com personnel in VOIP, ISP, secure data transfer and e-commerce. DynaSem/ BTC-My, is also affiliated with the Tun Abdul Razak University which has 12 campuses.

     On October 27, 1999, BentleyTel.com completed the share exchanges with the above mentioned companies. Pursuant to the share exchanges, BentleyTel.com agreed to provide capital, as required by each of the subsidiaries to support their business development and operations.

Given BTC's expected growth and continued need for capital, BentleyTel.com is preparing to file its SB-2 for listing on the NASDAQ and intends to offer rights to the Company's shareholders prior to any public offering of BentleyTel.com, Inc.'s stock. BentleyTel.com intends to finalize its audit and file its SB-2 by late 2000.

      The majority shareholders owning the 3,878 shares of GTMI's Series A Convertible Preferred Stock have signed a memorandum of agreement restricting the conversion of the Series A Convertible Preferred Stock over a period of five years, with no conversion possible until mid May 2001. Based on growth and other factors as described in the agreement, the holders have agreed not to convert more than 5% of their preferred stock in any given three-month period. The amount of shares to be converted is limited to 5% or less, prorated based on the Company's actual performance for the quarter as measured against projected benchmarks for net income, sales growth and performance.

Through the above mentioned acquisitions, the Company's business focus is to raise additional capital to develop opportunities in telecommunications, agriculture, mining, timber import and export, and furniture manufacturing in the United States, Asia and Australia.

INTERIM  INFORMATION

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 1999, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Form 10-KSB for the years ended December 31, 1998 and December 31, 1999. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods presented.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries are located in the United States, Australia, the Philippines and Malaysia. Significant inter-company accounts and transactions have been eliminated in the consolidation. Minority interest represents the minority shareholders' proportionate share of their equity or income (loss) of the Company's majority-owned subsidiary, BentleyTel.com, Inc.

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

                      GLOBAL  TELEMEDIA  INTERNATIONAL,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               AS  OF  SEPTEMBER  30,  2000
                                   (UNAUDITED)


GOODWILL

Goodwill represents the excess of the purchase price over the estimated fair values of tangible and intangible assets acquired from the reverse acquisition of the BHFC and the acquisition of its foreign operating subsidiaries through the Company's 55% holding in BentleyTel.com, Inc. Goodwill is amortized on a straight-line basis over 20 years. The carrying amount of goodwill is periodically reviewed using estimated undiscounted net cash flows of the business acquired over the remaining amortization period. Management believes that there has been no impairment of the goodwill recorded in the Company's consolidated financial statements as of September 30, 2000.

STOCK-BASED  COMPENSATION

In October 1995, the Financial Accounting Standards Board issued SFAS 123 "Accounting for Stock Based Compensation," which the Company elected to adopt as of January 1, 1996. Under SFAS 123, the Company recognizes compensation expense for all stock-based compensation, using a fair value methodology. This policy is consistent with the Company's prior accounting.

NET  LOSS  PER  SHARE

Net loss per share is based on the weighted average number of common shares outstanding during each period. Dilutive potential of common shares include stock options, warrants, and convertible debentures. These shares were not considered in the calculation of net loss per share as they were anti-dilutive.

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

                      GLOBAL  TELEMEDIA  INTERNATIONAL,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               AS  OF  SEPTEMBER  30,  2000
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

 ECONOMIC  ENVIRONMENT  IN  THE  ASIA  PACIFIC  REGION

The economic developments in the Asia Pacific Region continue to affect the Philippines and Malaysia and have led to fluctuating foreign exchange rates and tight financial credit. The Company's main Pacific Rim revenue source is derived from Australia, whose relatively stable currency should serve to mitigate the effects on income caused by uncertain economic events in Malaysia or the Philippines. The financial statements do not include any adjustments that might result from these uncertainties. Related effects will be reported in the financial statements as they become known and estimable.

 RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation. The periods presented are the three and nine months ended September 30, 2000 and 1999, respectively. These reclassifications have no effect on the net income for any of the periods.

 STOCK  OPTIONS

In November ,2000 the Company granted options to purchase 300,000 shares of the Company's common stock at a price of $.50 to outside consultants. These options expire August 30,2003.

AUTHORIZED  SHARE  CAPITAL

In October 2000, the Company amended its Certificate of Incorporation to increase the total number of shares the corporation has authority to issue to One Hundred and Ten Million (110,000,000)shares, consisting of One Hundred Million (100,000,000) shares of Common Stock, par value $0.004 and Ten Million (10,000,000) shares of Preferred Stock par value $0.004.

                      GLOBAL  TELEMEDIA  INTERNATIONAL,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               AS  OF  SEPTEMBER  30,  2000
                                   (UNAUDITED)


2.  NOTES  PAYABLE

Notes  payable  consisted  of  the  following  at  September  30,  2000:

Various  0%  to  10.45%  notes  payable  to  related  parties       $   220,647
3%  convertible  debenture  due  on  demand,
   in  default                                                        4,416,000
Note  payable  to  bank  with  interest  at  the  prevailing market  rate,  subject  to  monthly  re-pricing,
   secured  by  the  real  estate  mortgage  of  the  Company's
   land  and  other  properties  in  the  Philippines                   624,199
20%  note  payable,  convertible  into  shares  of  the
  Company  common  stock,  secured  by  a  security
  interest  in  prepaid  expense  and  guaranteed  by  the
  Company's  former  President/CEO                                      172,500
Various  8%  to  18%  unsecured  notes  payable,
due  on  demand  and  in  default  8%                                   739,171
unsecured  note  payable,  due  January  15,  2000                        8,500
Unsecured  notes  payable  to  suppliers  0%  due  in  2010             645,249
                                                                    ------------
                                                                      6,826,266
Less:  current  maturities                                           (6,245,542)
                                                                    ------------
                                                                    $   580,724
                                                                    ============

The  following  are  maturities  of  notes  payable:


                                        Year  Ended  September 30,
                                        --------------------------
                                        2001            $6,245,542
                                        2002                64,525
                                        2003                64,525
                                        2004                64,525
                                        2005                64,525
                                        and there
                                        after              322,624
                                                        ----------

                                                        $6,826,266
                                                        ==========


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

As of September 30, 2000, no debentures have been converted into common stock, since as of the date of the report, no additional shares have been authorized.

b) On September 21, 2000, the bank in the Philippines holding the lien on the factory agreed to release the property from foreclosure for a redemption amount of $3,785,570. As of September 30, 2000, the Company had paid the bank a total of $3,070,863. The bank has released the title of the property to the Company. The remaining balance of approximately $700,000 has been restructured on terms proposed by the Company and agreed to by the bank.

                      GLOBAL  TELEMEDIA  INTERNATIONAL,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               AS  OF  SEPTEMBER  30,  2000
                                   (UNAUDITED)


3.  COMMITMENTS  AND  LITIGATION

The Company has employment agreements with certain officers and key employees, which expire at various times through 2009. Resignation of the former officers and key employees resulted in the cancellation of all previous employment agreements.

     CAM-NET  Litigation.  On  February  20, 1997, a complaint was filed against
     --------------------
GTMI by Cam-Net Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses. As of September 30, 2000, interest accrued is $89,264. The Company has offered a split payment cash settlement in this matter.

     RBB  Bank-Khalifa  Litigation.  On  or  about  July 30, 1996 and August 28,
     ------------------------------
1996, the Company issued the aggregate principal amount of $6,683,333 of certain 3% Convertible Debentures, due August 15, 1998 (the "Debentures"), as follows:
(i) RBB Bank Aktiengesselschaft ("RBB Bank") ($4,000,000), (ii) Mohammed Ghaus Khalifa ("Khalifa") ($1,333,333), and (iii) Canadian Imperial Bank of Commerce ("CIBC") ($1,350,000) (collectively, the "Debenture holders"). The Company has finalized a negotiated settlement of these disagreements providing for payment of $1,000,000 to Khalifa, and $3,417,667 to RBB Bank over a period of 6 months commencing after the shareholders meeting. The settlement calls for conversions every 45 days, at market rate in either cash, or stock at the Company's choice. Subsequent to the shareholders meeting held on October 7, 2000 the company complied with the agreement by issuing 1,690,331 shares to RBB Bank and 563,443 shares to Khalifa.

     WorldCom/WilTel  Litigation.  On  August  29,  1997,  a complaint was filed
     ----------------------------
against the Company by WorldCom Network Services, Inc. d/b/a WilTel in the State Court of Dekalb County, Georgia (No. 97A-36948-3) WilTel seeks recovery of approximately $9,067,737 plus $4,896,578 in interest. On October 29, 2000, the Company negotiated and accepted a settlement of the outstanding debt for a payment of $500,000 on a non-interest bearing promissory note due 60 days from the date of execution and $2.5 million paid over 2 years commencing 30 days after the initial payment of $500,000. The Company recorded a total liability of $11,098,910 on their financial statements relating to this litigation. Worldcom has agreed to satisfy the litigation in the following manner: a) a non-interest bearing Promissory Note for $500,000 to be paid in one payment within 60 days; b) $2,500,000 Promissory Note payable over twenty-four months at 12.5% interest, secured by guarantee selected by Worldcom; c) 2,500,000 common shares in the form of warrants with a five year $0.01 price option. Final documentation reflecting this settlement is being prepared at the time and is expected to be executed on terms outlined here.

     K&S  International  Communications,  Ltd  Arbitration.  The  Company  was
     -----------------------------------------------------
involved in an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd.) with respect to a former agreement under which each party was to provide services to the other. Former Management failed to appear at the arbitration and a $2,500,000 judgment was awarded against GTMI with subsequent interest increasing the award to $3,000,000. On October 4th, 2000 management successfully settled this debt by paying $340,000 to K&S and issuing 500,000 registered shares of common stock and 350,000 shares of common restricted rule 144 stock in full and final resolution of this matter.

4.  BUSINESS  COMBINATION

     ACQUISITION  OF  BENTLEY  HOUSE  FURNITURE  COMPANY,  INC.
     ----------------------------------------------------------

Pursuant to the agreement for the Purchase of Stock with Bentley House Furniture Company, Inc. ("BHFC") dated March 18, 1999, ("Acquisition Agreement") , GTMI acquired 100% of the outstanding shares of common stock of BHFC on April 2, 1999. The Company issued 29,595,139 shares of its common stock and 4,000 shares of its Series A Convertible Preferred Stock in exchange for all the issued and outstanding shares of BHFC common stock. Pursuant to a board resolution ratified on September 30, 2000, the conversion factor for the Series A Convertible Preferred has been reduced from 208,274 to 200,000 shares of common stock for each preferred stock.

                      GLOBAL  TELEMEDIA  INTERNATIONAL,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               AS  OF  SEPTEMBER  30,  2000
                                   (UNAUDITED)


Simultaneously with the closing of the Acquisition Agreement, an escrow agreement ("Escrow Agreement") was created and then amended on July 1,1999, so that if during the escrow period, GTMI filed chapter 11 or Chapter 7 or for other creditor protection, 3,878 shares of Series A Convertible Preferred shares of GTMI held in escrow would be immediately retired, 200,000 shares of BHFC's common stock, held in escrow, will be immediately returned and the shareholders of BHFC will retain the 29,595,139 shares of common stock issued to them and no further claims will be levied against them. The Escrow Agreement allows the new majority shareholders of GTMI to vote and to receive any dividends paid on the stock held in escrow.

Due to the resolution of the major litigation thus removing the likelihood of GTMI filing for creditor protection, management expects to now take the necessary legal steps to finalize the escrow arrangement during the fourth quarter of 2000.

The acquisition was accounted for as a reverse acquisition under the purchase method of accounting, whereby BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. As such, the assets and liabilities of GTMI will be re-valued at their fair market value as of the date of the acquisition. Any excess purchase price over the fair market value of the net tangible and intangible assets of GTMI at the acquisition date will be amortized over a period of 20 years. The Company recorded a total of $31,801,176 in goodwill related to this transaction and $1,192,545 in amortization expense for the nine months ended September 30, 2000.

The historical financial statements prior to April 2, 1999, will be those of BHFC but the name of the corporation going forward will be Global Telemedia International, Inc.

                      GLOBAL  TELEMEDIA  INTERNATIONAL,  INC.
                                AND  SUBSIDIARIES
                   NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                               AS  OF  SEPTEMBER  30,  2000
                                   (UNAUDITED)


     ACQUISITION  OF  BENTLEYTEL.COM,  INC.
     --------------------------------------

On October 12, 1999, the Company completed an agreement to purchase BentleyTel.com, Inc., ("BTC"), a Nevada corporation. Pursuant to the agreement("Share Exchange"), the Company issued 97 shares of its Series A convertible preferred stock in exchange for 20,202,578 shares of BTC, which is approximately 55.1% of BTC's issued and outstanding common stock. In order to complete the purchase, the President/CEO of GTMI surrendered 97 shares, which he personally owned, and the Company re-issued 97 shares of Series A Convertible Preferred Stock.

An escrow agreement was also executed simultaneously with the closing of the Share Exchange agreement. Under the escrow agreement, the Company delivered to the escrow holder the 97 shares of Series A Convertible Preferred Stock and the 20,202,578 shares of BentleyTel.com Inc. common stock. If during the escrow period GTMI, files Chapter 11 or 7 or for other creditor protection, the escrow holder shall without further instruction deliver the exchanged BentleyTel.com, Inc. stock to BentleyTel.com, Inc. and the exchanged GTMI stock to GTMI. Due to settlement of major litigation, GTMI management would seek to finalize the escrow arrangements during the fourth quarter 2000.

The Company accounted for the acquisition under the purchase method of accounting. The Company recorded a total of $8,221,133 in goodwill which is being amortized over 20 years. The Company recorded $308,292 in amortization expense for the nine month period ended September 30, 2000.

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

The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes thereto included elsewhere herein. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

OVERVIEW  OF  PRESENTATION.
---------------------------

On April 2, 1999, Global TeleMedia International, Inc. acquired Bentley House Furniture Company, Inc. a Philippine Corporation ("BHFC"). The merger was accounted for as a reverse acquisition whereby the BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. The accompanying consolidated financial statements include the historical results of BHFC and the consolidated results of GTMI as of the date of merger. Simultaneously with the closing of the acquisition agreement, an Escrow Agreement was created and then amended on July 1, 1999, so that 3,878 shares of the 4,000 shares originally issued of GTMI Series A Convertible Preferred Stock and 200,000 of BHFC's common stock would be placed in escrow for a period of one year from July 1999. The Board of Directors has extended the escrow to December 2000.

FINANCES  AND  RESTRUCTURING
----------------------------

     Since the share exchange with BHFC, the Company has been successful at obtaining capital through fully paid private placements in the amount of $585,400 for the subscription of Series B Convertible Preferred stock. The Company's President/CEO and Vice President surrendered an aggregate of 9,500,000 shares and the Company received approximately $7,000,000 to meet the Company's financial needs. No assurance can be given that such funds will now be available.

     Subsequent to the end of 1999, the Company executed a $10 million equity investment agreement. However, due to the unavailability of authorized but un-issued shares of common stock, the Company was not able to utilize this facility. As part of the restructuring, the Company acquired a controlling interest in a Nevada corporation called BentleyTel.com, Inc. A BentleyTel Board Meeting was held in the first quarter of 2000 to examine the viability of exercising an option of investing an initial $10 million to develop the 1997 patent of Ultra Pulse. The non-binding agreement also includes the allocation of additional shares to UCI, which will further dilute the existing shareholders. There can be no estimate as to the eventual amount required to develop the Ultra Pulse technology. Therefore, a decision was made not to pay for the exploitation of the technology.

The Company owns 55.1% of the shares of BentleyTel.com, where BentleyTel.com shares were used to acquire 100% of the shares of Octa4 Pty.Ltd., 3G Communications Inc. and DynaSem Communications Sdn. Bhd. Octa4 is a major ISP in Australia providing VPN (Virtual Private Networks) E-Commerce, and e-commerce solutions, and VoIP voice over a private frame relay national network. DynaSem is a computer sales and IT training company, and 3G Communications owns and operates 56 satellite tele-centers and kiosks offering long distance, international calling, fax and e-mail services.

     BentleyTel.com originally planned to release its Smart-e-CardTM in the second quarter 2000, however, the BTC decided to delay the release of its multi-purpose debit/ATM/Phonecard/E-commerce / e-funds transfer card until the platform was expanded to include machine and national distribution. In the subsequent period, the BTC decided to implement international long distance 0+ calling services from its 56 tele-centers and kiosks. BTC is now finalizing agreements with data processing companies as a final step to the launch of its international proprietary Smart-e-Card, which should be available to the public by the end of the year.

     GTMI has resolved all of its remaining major litigation left as a legacy by the previous management. The Company has generated revenue since fourth quarter of 1999 and has had a significant increase in revenue in the third quarter 2000 as compared to the same quarter last year. The strategy of the Company has been to develop strategic alliances with various technology companies through joint ventures, mergers or acquisitions. Acquisitions were made of companies possessing substantial market share in their industries and technological advantages.

RESULTS  OF OPERATIONS FOR PERIOD ENDED SEPTEMBER 30, 2000 AND 1999.

     The following discussion reflects the results of operations of the Company for the period ended September 30, 2000 and 1999. Because of material changes to the Company, including new management, these past result are not indicative of future performance.

     The Company's revenues for the three and nine months ended September 30, 2000, increased by $273,250 and $1,307,111, to $332,896 and $1,523,150,
respectively over the corresponding periods in 1999. The entire increase was derived from telecommunication and Internet related operations from Company's subsidiaries in Australia and the Pacific Rim.

Costs of goods sold for the three and nine months ended September 30, 2000 were $147,107 and $519,081, respectively and were significantly greater than the comparable periods in 1999. The increase was due to the business derived from telecommunications and Internet related operations in Australia and the Pacific Rim. The Company's gross profit increased from $22,136 to approximately $185,789 and from $143,418 to $1,004,069 for the three and nine months ended September 30, 2000 and 1999, respectively. The increase in gross profit was due primarily as result of the reverse acquisition with BHFC, acquisition of telecommunication subsidiaries that make up BTC and as a result of the Company's emphasis in developing business opportunities in e-commerce, web-hosted products, unified messaging and other enhanced web based services.

     Selling, general and administrative expenses for the three and nine months ended September 30, 2000 increased by $659,081 and $1,515,084 to $2,011,711 and
$4,978,977, respectively. The increase during 2000 has been primarily the result of the reverse acquisition with BHFC, the amortization of acquired goodwill, and as a result of the Company's emphasis in developing business opportunities in e-commerce, web-hosted products, unified messaging and other enhanced web based services. Amortization and depreciation from fixed assets and goodwill totaled $1,769,181 and $903,170 for the nine months ended September 30,2000 and 1999, respectively.

The Company incurred additional legal and professional fees of approximately $694,000 during 2000. These were mostly due to resolutions of previous management's debts, financing matters and legal cost associated with mergers and acquisitions.

As a result of the Company's cumulative operating losses, the Company has not paid income tax since inception. The Company also owes federal and state payroll taxes incurred in 1996 to 1998, however, $345,100 has been paid towards these withholding taxes. The Company has negotiated with IRS to payoff the overdue balance over 22 months, the remaining balance as of September 30, 2000, is approximately $440,000 which includes accrued interest and penalties.

As of December 31, 1999, the Company had a net operating loss carry forward totaling approximately $42 million. Utilization of the Company's net operating loss may be subject to limitation under certain circumstances and accordingly the Company has elected to fully reserve against these deferred tax assets.

LIQUIDITY  AND  CAPITAL  RESOURCES.
-----------------------------------

BHFC maintains contracts, including joint venture contracts for the construction of Philippine government employees' homes. The contracts have been executed with the National Housing Authority and in a joint venture on behalf of the Philippine National Police, the Armed Forces of the Philippines, the Department of Interior of the Philippines and several local Philippine government arms. Subdivisions are presently delineated and nearly all necessary permits needed to commence construction are secured. BHFC had anticipated construction to begin during the 4th quarter of 1999, but due to insufficient funds, construction has been delayed. Management decided to focus on providing cash for technology and development of its proprietary products and expects to commence furniture and housing contracts as soon as funding permits.

     The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities.

     As of September 30, 2000, the Company had total liabilities including accrued interest, notes payable, current accounts payable and accrued but unpaid expense approximating $27.5 million, a substantial decrease from total liabilities of $31.5 million as of December 31, 1999. Management has substantially resolved all major litigation against the Company and has finalized settlements on the Company's debt totaling over $20,000,000. The various settlements will discharge approximately $8.5 to $10 million of debt.

The Company's tangible fixed assets increased to approximately $7.08 million as of September 30, 2000 as compared to $6.78 million as of December 31,1999.

Company policy dictates that it receives a letter of credit from all contracts undertaken by the construction divisions.

Net losses from operations for the three and nine months ended September 30, 2000 were $1,671,345 and $3,935,977. Net losses for the three and nine month ended September 30, 1999 were $1,366,088 and $3,483,339.

Amortization and depreciation totaled for the three and nine months ended September 30, 2000 were approximately $597,692 and $1,769,181. Amortization and depreciation totaled the three and nine month ended September 30, 1999, were $397,515 and $903,170.

PART  II.          OTHER  INFORMATION:  MATERIAL  CONTRACTS
                   ----------------------------------------

TECHNOLOGY  CONTRACTS:

In January, 2000 GTMI entered into negotiations with Data Exchange International ("DEI"), a Texas corporation, to acquire one hundred percent of the outstanding shares of DEI. Such negotiations resulted in the execution of an acquisition agreement in June, 2000, by and among DEI, GTMI, GTMI Merger Subsidiary, Jonathon Bentley-Stevens and Regina S. Peralta pursuant to which GTMI agreed to acquire 100% of the outstanding shares of DEI using Mr. Bentley-Stevens' and Ms. Peralta's shares of GTMI Common and Series A Preferred Stock for the acquisition consideration. DEI, which would become a subsidiary of GTMI, has pending an application for a patent for The Message Pilot System. The Message Pilot System claimed to centralize electronic communication by streamlining points of contact.

The Company had previously entered into a co-development agreement with DEI to assist in developing The Message Pilot. Pursuant to this agreement the Mr.
Stevens infused cash and software development time to develop Message Pilot. However, on August 19, 2000, the President of DEI, Ken Heffner informed the Company that they were amending the platform of Message Pilot to suit another vendor and that that vendor would receive Message Pilot prior to the availability to GTMI. This event caused Management to suspend funding and assistance to DEI. The Company will seek legal remedies to recover the funds and expenses already invested.

On September 25th, 2000 BTC-AUS signed a 3-year memorandum of understanding with Ericsson to continue to develop e-commerce and billing software development. The memorandum includes joint-ownership of products and software developed under this relationship. Ericsson has agreed to co-develop an enhanced billing system allowing for an expansive range of services, including a universal access system and unified messaging. The memorandum enhances the long-standing relationship established between BTC-AUS and Ericsson. Together Ericsson and BTC-AUS will create the first public access VoIp system in Autralia. Under the memorandum, Ericsson will be responsible for identifying new markets, develop joint marketing programs to sell the new service. Ericsson will hold the role of Chief Technology Partner, system integrator, main contractor and preferred supplier under this agreement. Ericsson will also provide their line of advanced unified messaging products to the Company for global distribution.

BTC has also entered into a contract for the manufacture of its proprietary Smart-e-Card with Moore Business Systems one of the largest manufacturers of credit/debit cards. Once manufacturing is in full operation, Moore Business Systems has committed to a 7 day fulfillment of orders for the BentleyTel.com Smart-e-Card. The Company has paid the initial production cost of the Smart-e-Card.

The BTC has entered into a marketing agreement for the distribution and sale of its Smart-e-Card with Big Wheel Promotions, a Dallas based marketing company that specializes in event marketing and brand recognition. Big Wheel is an agent for Corona Beer, Western Union and well known celebrities. The Company has paid the initial marketing and promotion costs for the Smart-e-Card.

The BTC has entered into a telemarketing agreement with Cambridge Marketing and has paid for the development of telemarketing scripts for sale of its Smart-e-Card to qualified B2B and B2C clients identified by Cambridge Marketing.

ITEM  1.     LEGAL  PROCEEDINGS

See  Form  10-KSB/A  filed  September  30,  2000.

     CAM-NET  Litigation.  On  February  20, 1997, a complaint was filed against
     --------------------
GTMI by Cam-Net Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses. As of September 30, 2000, interest accrued is $89,264. The Company has offered a split payment cash settlement in this matter.

     RBB  Bank-Khalifa  Litigation.  On  or  about  July 30, 1996 and August 28,
     ------------------------------
1996, the Company issued the aggregate principal amount of $6,683,333 of certain 3% Convertible Debentures, due August 15, 1998 (the "Debentures"), as follows:
(i) RBB Bank Aktiengesselschaft ("RBB Bank") ($4,000,000), (ii) Mohammed Ghaus Khalifa ("Khalifa") ($1,333,333), and (iii) Canadian Imperial Bank of Commerce ("CIBC") ($1,350,000) (collectively, the "Debenture holders"). The Company has finalized a negotiated settlement of these disagreements providing for payment of $1,000,000 to Khalifa, and $3,417,667 to RBB Bank over a period of 6 months commencing after the shareholders meeting. The settlement calls for conversions every 45 days, at market rate in either cash, or stock at the Company's choice. Subsequent to the shareholders meeting held on October 7, 2000 the company complied with the agreement by issuing 1,690,331 shares to RBB Bank and 563,443 shares to Khalifa.

     WorldCom/WilTel  Litigation.  On  August  29,  1997,  a complaint was filed
     ----------------------------
against the Company by WorldCom Network Services, Inc. d/b/a WilTel in the State Court of Dekalb County, Georgia (No. 97A-36948-3) WilTel seeks recovery of approximately $9,067,737 plus $4,896,578 in interest. On October 29, 2000, the Company negotiated and accepted a settlement of the outstanding debt for a payment of $500,000 on a non-interest bearing promissory note due 60 days from the date of execution and $2.5 million paid over 2 years commencing 30 days after the initial payment of $500,000. The Company recorded a total liability of $11,098,910 on their financial statements relating to this litigation. Worldcom has agreed to satisfy the litigation in the following manner: a) a non-interest bearing Promissory Note for $500,000 to be paid in one payment within 60 days; b) $2,500,000 Promissory Note payable over twenty-four months at 12.5% interest, secured by guarantee selected by Worldcom; c) 2,500,000 common shares in the form of warrants with a five year $0.01 price option. Final documentation reflecting this settlement is being prepared at the time and is expected to be executed on terms outlined here.

     K&S  International  Communications,  Ltd  Arbitration.  The  Company  was
     -----------------------------------------------------
involved  in  an  arbitration  proceeding  with  Extelcom Corporation (a/k/a K&S
     --
International Communications, Ltd.) with respect to a former agreement under which each party was to provide services to the other. Former Management failed to appear at the arbitration and a $2,500,000 judgment was awarded against GTMI with subsequent interest increasing the award to $3,000,000. On October 4th, 2000 management successfully settled this debt by paying $340,000 to K&S and issuing 500,000 registered shares of common stock and 350,000 shares of common restricted rule 144 stock in full and final resolution of this matter.


ITEM  3.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS


ITEM  5.  OTHER  INFORMATION

None.

ITEM  6.  EXHIBITS

       10.   Ericsson  Memorandum  of  Understanding  Regarding
                   Partnerships  and  Joint-Ownership  of  Products  &  Software

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      GLOBAL  TELEMEDIA  INTERNATIONAL,  INC.
                      ------------------------------------
                                  (Registrant)



/s/  Jonathon  Bentley-Stevens
-----------------------------------
Jonathon  Bentley-Stevens,  CEO

Date:  November  14,2000



/s/  David  Tang
-----------------------------------
David  Tang,  Chief  Financial  Officer

Date:  November  14,  2000