Form 10KSB
period 2000-12-31
GLOBAL TELEMEDIA INTERNATIONAL INC
filed 2001-05-23
CIK 789562

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington,  D.C.  20549


                                      10KSB

                    This report includes a total of 59 pages



(Mark  One)

[x]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES  EXCHANGE  ACT  OF  1934

                   For  the  fiscal  year  ended  December  31,  2000
                                       OR

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

                                              Name  of  each  exchange
                 Title of each class             on which registered
                         None                            OTCBB

         Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                (Per reverse split new par value should be .02)
                    Common stock, $0.02 par value per share
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been
subject  to  such  filing  requirements  for  the  past  90  days.  Yes   No  X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] State issuers revenues for its most recent fiscal year : $1,916,497

The number of shares outstanding of the issuer's common stock as of May 15th 2001 was 30,732,797 shares. The aggregate market value of the common stock shares) held by non-affiliates, based on the average of the bid and asked prices ($0.4125) of the common stock as of December 31, 2000 was $6,873,281. Documents incorporated by reference:

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

GOVERNMENT  REGULATION
----------------------

     The Company originally intended to provide telecommunications services subject to the rules and regulation of both state and federal regulatory agencies. Interstate telecommunications services are governed by the rules and regulations of the FCC, while intrastate telecommunications services (or services provided within a state's geographic boundaries) are governed by the particular state regulatory authorities having jurisdiction within that state. During the last quarter of 1995 and the first three quarters of 1996, the Company applied for and received authority to act as a Carrier for domestic and international telecommunications, however this authority was cancelled in last quarter 1998.

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

COMPETITION
-----------

     The telecommunications industry is characterized by strong competition from companies of all sizes and capacities for technological and marketing innovation. As such, the Company acquired subsidiaries and made strategic alliances with partners who have products and services in the e-commerce field, possess innovative patents and patents pending.

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

LIMITED  MARKET  FOR  STOCK
---------------------------

     The market for the common stock may continue to be volatile depending on a number of factors, including new business development, industry dynamics, news announcements, significant international revenue, commencement of housing construction and changes or improvements in the general economy and the roll out of new E-commerce products and enhanced services. The stock may continue to exhibit volatility and no assurance can be given that the price per share will increase.

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

      The Company also funded seed money for UltraPulse Communications for the development of "Broadband Spread Spectrum" wireless technology. On December 17, 1998, the principals of CyberAir Communications Inc., introduced the Company to the principals of Bentley House Furniture Company Inc. (BHFC). BHFC entered into a share exchange dialogue with the Company predicated on the contractual agreement with CyberAir to act as its primary marketing arm (see 10QSB 9-30-98 and 10KSB 15/4/99) and a pending agreement to acquire UltraPulse Communications Inc., which had developed a broadband Spread spectrum technology. The Company had invested development capital in both CyberAir and UltraPulse to secure these agreements. The Company decided, due to the requirement for $10 million in funding to prove the commercial viability of Ultrapulse, it could not commit to the project. Pursuant to an agreement wherein the Company pre-paid $150,000 to Cyberair for the utilization of its technology, written conformation of which was provided by Cyberair as required for the 1999 audits, The Company on December 19th 1999, gave formal written demand to CyberAir for the delivery of the pre-paid service, however CyberAir was not able to deliver the service and did not advise when it might be able to provide such service.

     On April 2, 1999, the GTMI, Inc. executed a share exchange agreement with Bentley House Furniture Company Inc. a Philippine Corporation (BHFC). The merger was accounted for as a reverse acquisition whereby BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. The accompanying consolidated financial statements include the historical results of BHFC and the consolidated results of GTMI as of the date of merger.

     As provided by the Agreement, the BHFC stock was delivered into escrow on March 20, 1999. Shares of GTMI stock were to be exchanged for the BHFC stock pending the occurrence of certain conditions precedent, including the filing with the Securities and Exchange Commission of the Company's 1998 Annual Report on Form 10-KSB and its Form 10-QSB for the quarter ended March 31, 1999 and resolution of three specified pre-existing litigations. Previous management resigned on June 30th 1999 and failed to file a complete10KSB as required under the merger agreement. Due to this and other mandatory items that also remained un-cured an escrow was created to hold the exchanged shares on June 30th and to remain in force until the mandatory items were cured. Additionally BHFC management recognized that the original merger documents stipulated that specifically certain significant litigations /judgments would be resolved in the following manner, WorldCom, would be resolved for an amount not to exceed
$300,000, IEX would be resolved for an amount not to exceed $50,000, K&S Extelcom corporation would be resolved for an amount not to exceed $325,000. BHFC, in agreeing to the merger, relied on these stipulations and agreed to place its shares in escrow pending the resolution of these items. It was specifically stated in the merger agreements that if these were not resolved the escrow would be considered breached, the merger would be abandoned and the shares in escrow returned to the respective parties. On June 30th 1999, the entire management of GTMI resigned without resolving these items. The Board of BHFC met in Newport Beach to discuss the matter and it was agreed that rather than breach the escrow, which would in effect leave GTMI without management and any ability to meet its debts, it would be continued until the three matters were resolved. Jonathon Bentley-Stevens, Regina S. Peralta agreed to assume management of GTMI without salaries or bonuses for the years 1999 and 2000 in an effort to resolve these three items and restructure the company, retain attorneys to resolve the outstanding litigation(s) and negotiate to reduce the debts. During that meeting the board of directors of both companies agreed to release 17,757,083 restricted shares to Jonathon Bentley-Stevens and 11,838,056 restricted shares to Regina S. Peralta as their only benefit in assuming the management responsibility and restructuring the company. Their 4,000 series "A" shares issued and the exchanged BHFC shares would remain in escrow pending the resolution of the original three litigations mentioned in the share exchange agreement. Since then, new management has followed its debt-restructuring schedule and reduced the Company's debt by resolving a significant number of the debts and legal disputes.

BHFC operating as a wholly owned subsidiary will allow the Company to have a manufacturing base, whereby furniture and wood products can be manufactured for the housing and resort industries. Management's plans are to reinvest any profits from this line of business to further reduce its debt and fund new
operations  in  the   telecommunications  arena.

THE  BUSINESS  PLAN
-------------------

The Company's prior Business Plan developed by previous management (the "Business Plan") for a nationwide telecommunications business failed due to problems associated with its switching platform and the lack of sufficient capital to implement the Business Plan. The Business Plan required the Company to direct marketing and sales efforts to its Carrier Services Businesses.
Compliance with the Business Plan required the Company to obtain significant financing, which the Company was unable to procure on favorable terms. Due to insufficient resources and an untenable operation plan, previous management abandoned the Business Plan.

Under New Management the Company expended considerable effort in the investigation of new technologies that would afford the Company an advantage in the marketplace. Management believes that these new technologies will play an important part in achieving and retaining market share. Accordingly, management has formulated a Business Plan (the "Plan") that incorporates marketing new technology and the manufacturing base of BHFC.

In building upon BHFC's manufacturing base, the Company can profit from existing BHFC contracts. Prior to the merger BHFC had completed numerous hotel and resort projects including a contract to manufacture furniture and furnishings for the Karamunsing Hotel in the resort city of Kota Kinabalu, Malaysia. In addition, BHFC is provisionally awarded a contract to build out the interior of the EcoTech Hotel in Sydney, Australia. The contract for the EchoTech Hotel project was delayed due to the 2000 Sydney Olympic games construction, but the Company expects to commence manufacturing in year 2001.

The Plan also incorporates BHFC's 25-year contract to construct one million government employee houses. A Canadian/Philippine "AAA" rated Rapid-Built Modular housing builder will use a patented computer designed technology to construct the houses. As part of the Plan, the Company has signed a thirty-one million dollar contract with Integrated Philcan, Inc., a subsidiary of HRS Steel in Canada. Integrated Philcan has opened offices in Makati, Philippines and has confirmed that the Canadian Government through CIDA as approved $288,000 for initial training of the assembly workers The contract is fully guaranteed by a Philippine National Housing Authority and calls for the Company to be the exclusive provider of local and long distance telephone, cable TV and Internet services to the one million government homes to be constructed.

     BHFC is located in the "Free Trade Zone" in Mindanao's largest city, Davao, which is part of the BIMP-EAGA (AFTA, Asian Free Trade Agreement) between Brunei, Indonesia, Malaysia, the Philippines and Australia. Similar to the
NAFTA, BIMP-EAGA is located in the Pacific Rim encompasses a combined population of over 400 million mostly English speaking people.

     The BHFC factory is believed by management to be one of the largest and most modern furniture factories in the Philippines. BHFC equipment includes BACCI Italian shaping machines, high frequency microwave wood bending machines, Italian automated heated spray booths and other specialized machinery. The BHFC factory has a certified output capacity of 10,000 finished pieces per month. BHFC utilizes mahogany, teak and other hardwood timber from plantations controlled by BHFC to supply hotels and resorts under construction with timber and interior furniture. However, the plant is on stand-by until sufficient capital is available to resume production.


GTMI has entered into a 5-year contract with reknowned architect Paul Thoryk under which GTMI through its subsidiary BHFC will create an exclusive line of furniture for hotels and exclusive residences which Thoryk is designing. Thoryk has contracted to deliver $75 million in revenues over a 7 year period. In exchange for the contract. Thoryk will receive 5% of the shareholding in GTMI. His shareholding will be earned proportionate to the contracts he delivers. BHFC has already commenced manufacturing samples for Paul Thoryk. As soon as revenues permit, GTMI intends to bid to supply communications and services to the same hotels that BHFC outfits.


     The construction of housing and the exclusive supply of telephone, cable and Internet services to newly constructed homes, links the core-manufacturing platform of BHFC with the technology provided by GTMI. The income stream from these existing businesses is expected to generate profits, which will be re-invested in the communications and e-commerce sales arena.

BUSINESS  COMBINATIONS
----------------------

     New management, having spent considerable funds and effort in the investigation of new technologies, concluded that the future of the Company lies in e-commerce web-hosted products, unified messaging and other enhanced web-based services. The Company will act as a wholesaler of BentleyTel products using its $14 million equity private placement to purchase /lease the BentleyTel Smart-e-Cash machines, act as a wholesaler for the Snap & Send Card and Smart-e-Card and plans to develop a sales force which will perform on a commission basis and sell or distribute the products.

     On April 2, 1999, the Company, via a share exchange, and pending the occurrence of certain conditions precedent, acquired 100% of BHFC in exchange for 29,595,139 common shares of GTMI and 4,000 shares of Series "A" GTMI Preferred Shares (Series "A" Preferred Shares are convertible at 208,274 shares of GTMI common stock per 1 preferred share).

CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
--------------------------------------------------

     BentleyTel.com ("BentleyTel"), currently operating as a subsidiary of GTMI, was incorporated in Nevada on September 30, 1999. It was founded by Jonathan Bentley-Stevens and Regina S. Peralta for the purpose of acquiring entities in other countries previously identified by Mr. Stevens during his visits to those countries in the period 1994-1998. At the time of incorporation of BentleyTel,

GTMI had a staff of one, and lacked funding, licenses, or resources to establish a subsidiary and or acquire other companies. The BentleyTel.com Board of Directors consisted of Mr. Bentley-Stevens, Ms. Peralta. Mr. Bentley-Stevens is the Chief Executive Officer, Ms. Peralta is the Executive Vice President, and Mr. Tang is the Chief Financial Officer with Mr. Bentley-Stevens and Ms. Peralta collectively owning 100% of the issued and outstanding stock, on the Date of its incorporation.

     BentleyTel.com Inc. then proceeded to acquire the three companies: Octa4 Pty. Ltd. Located in Darwin, Australia, 3G Communications, Inc. located in Davao, Philippines and DynaSem Communications Sdn. Bhd. located in Kuching, Malaysia. The acquisitions have provided the Company with income from long-distance telecommunications, e-commerce business, ISP services and technology training. These companies were acquired for an exchange of BentleyTel stock and $400,000 in cash provided by Mr. Stevens and Ms. Peralta. Following the acquisitions, the presidents of the three acquired entities became directors of BentleyTel.com, Inc.

     As of September 30th 1999, GTMI had no operations, funding or business plan. On October 11, 1999, Mr. Bentley-Stevens proposed an arrangement such that GTMI could eventually acquire majority shareholding of BentleyTel. He sought, and received approval from the three subsidiaries. During due diligence by the three technology companies it was disclosed that the GTMI/BHFC shares were still in escrow pending resolution of the WorldCom, K&S and IEX litigations. Recognizing the existing judgments and litigations against GTMI which could impact on the three companies if BentleyTel became a subsidiaries of GTMI, an identical escrow agreement was created to protect the subsidiaries and give GTMI time to resolve these pre-existing items. Mr. Stevens then further agreed to surrender 97 shares of his own Preferred series "A" (equivalent to approximately 20 million common shares) back to the Company in order that the same number of shares be available for escrow and exchange and that the eventual acquisition of BentleyTel would not dilute current GTMI shareholders. This, with the other share exchanges completed to acquire the three subsidiaries, further reduced the BentleyTel shareholding of Mr. Bentley-Stevens to 22%, and Ms. Peralta to 14.6%. In connection with the share exchange, Mr. Bentley-Stevens and Ms. Peralta received no consideration or compensation of any kind. The transaction has been approved by the Boards of Directors of the Company and the Board of Directors of BentleyTel. The exchanged shares remain in escrow pending the resolution of the WorldCom, IEX and three original litigations of GTMI as specified in the original GTMI/BHFC share exchange agreements. The Board of Directors of BentleyTel has agreed to allow BentleyTel to operate as a subsidiary of GTMI while their shares remain in escrow pending resolution of the litigations.


BENTLEYTEL.COM,  INC.,  GROUP  OF  COMPANIES-DESCRIPTION
--------------------------------------------------------

     The  BentleyTel.com  Group  of  Companies (www.bentleytel.com)now includes:

     a) Octa4 Pty. Ltd. is an Australian ISP and has the only private National Fiber Optic Ericsson Tigris ITSP, ISP, VPN, VoIP capable network connecting every state of Australia. Established in 1991, Octa4, now BentleyTel Australia, Headed by Felino Molina, a former University Physics Lecturer, offers VPN, secure Virtual Private Networks to businesses, and ISP to 4,000 + members as well as offering ISP, virtual ISP, VPN (Virtual Private Networks) ITSP, Internet Telephony Service Provider and e-commerce to every Australian state, the Company in planning to enable its VoIP services in mid 2000. Octa4, developed a real-time credit card clearing platform, which is in use by some clients of the largest banks in Australia for almost one year. Octa4, located on the web at www.BentleyTel.com, had also developed the original secure "Centrebet" website a
------------------
gaming and betting system licensed by the Australian Northern Territory Government. (www.centrebet.com) Operating on the internet since 1996, Centrebet (now operated by Jupiters Casino) and has reported revenues of over $20 million per month. Following its acquisition by BentleyTel, Octa4 Pty. Ltd, was named by the government in November 1999, as a member of a consortium together with COMPAQ, NEC, CABLE & WIRELESS/OPTUS and NIELSEN and was successful in winning its share of a 5-year $100 million government contract. BentleyTel.com Australia now provides ISP/VPN & ITSP services to the Northern Territory Government with Cable & Wireless/Optus providing LAN/WAN systems. BentleyTel has developed secure software to enable government employees to access secure files from remote locations. In June 1 2000 BentleyTel completed its part of the contract and on December 1st 2000 began total management and internet hosting including dialup for the Australian Northern Territory Government. BentleyTel currently has 4,800 clients and has added 5,100 government clients. The Company was awarded with the NT Government contract, network currently generates $250,000 per month with steady growth and is expected to ramp up significantly as more government workers come on line and commenced to utilize the Company's VoIP network to make cheaper long distance calls within Australia.

     b) 3G Communications, Inc., located in Davao, Philippines, has operated since 1995 and is headed by Socrates Palabyab, who has been the key figure in rolling out programs for the major Philippine telecoms. 3G owns and operates 36 mobile satellite long distance tele-centers. When 3G was acquired it had 18 sites, now as BentleyTel.com (Phils) it has deployed 36 GSM Wireless Tele-Centers and Kiosks in Mindanao. 3G now BentleyTel.com Phils was nine (9) months ahead of schedule, completing 70% of the year's roll-out in the first quarter of 2000. Due to the downturn in the Philippine economy the company has suspended its expansion plans and will focus on marketing in its existing locations. 3G has partnerships or strategic alliances with Globe, Digital, Philcom, Philtel and PLDT. 3G now is the dominant telecom provider to 36 towns with a combined population of aprox.1.5 million, offering enhanced services such as e-mail, telegram, fax and other B2B and B2C products.

     c) DynaSem Communications, Inc., ("DynaSem") located in the city of Kuching, Malaysia, is a computer sales and technology training company. Headed by Dr. Morni Kambri, DynaSem, now BentleyTel.com Malaysia will assist with technology transfers between the BentleyTel.com companies and to train BentleyTel.com personnel in VOIP, ISP, secure data transfer and e-commerce. It is anticipated that the acquisition of DynaSem will facilitate the Company's entry into the Malaysian Multi-media Super Corridor, on the world-wide web at www.mdc.com.my, The MSC is building a 20 mile long 1 mile wide 2-10 gig per second fiber optic technology development corridor. The chairman of the Committee is Microsoft's Chairman Bill Gates and over 320 companies including Microsoft, NEC, Netscape, Siemans, Sun MicroSystems, and Oracle. BentleyTel which is committed to interacting with those companies, is also associated with the Tun Abdul Razak University which has 12 campuses.

Given the expected growth and continued need for capital, BentleyTel intends to conduct an initial public offering or merge with an existing public entity to enable it to raise its own operating capital.

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


     Construction contracts, pursuant to the development of the Philippine employee government homes, have been executed with San Antonio Housing Systems & Technology, Inc. and a Canadian modular housing construction Company, Integrated Philcan, Inc., subsidiary of HRS Steel. Both companies can produce "Rapid-Built" modular houses and maintain factories in the Philippines. The companies are fully licensed and accredited with and by the Philippine Government. Integrated PhilCan Inc. has opened offices in Makati, Philippines, and has advised that the Canadian Government through CIDA has approved a $288,000 grant for the initial training of local assembly workers. This contract in on standby pending availability of funding.

     Pursuant to a Philippine Presidential Proclamation, BHFC was awarded the Land Conversion Project, which granted BHFC a 50,000 acre tract of land in the Philippines to reforest and convert the original mahogany, teak, and other hardwood forest into palm oil and coffee commercial plantations. BHFC will extract the original timber and replant fruit bearing trees, at a ratio of 450% positive over existing standing timber. This will result in the recovery of a large quantity of hardwood which will be removed and processed by BHFC over the next 8-10 years for anticipated hardwood sales and furniture manufacturing components. BHFC is the Managing Partner of the project and Jonathon Bentley-Stevens is the Attorney-in-Fact for the duration of the project. By contract, the project is expected to expand up to 500,000 acres over the next 48 years. Funds derived from the project will be utilized to acquire and expand the Company's telecom and e-commerce divisions. This contract is on standby pending availability of funding.

BHFC had anticipated construction to begin during 2000. However, Management decided to focus on restructuring, debt reduction and resolution of existing litigations, which consumed management's limited financial resources, and the factory and construction projects were placed on standby while the restructuring continued. Considering the Company's condition at the time new management took over it was impossible to raise equity funding as the Company had fully issued its authorized shares and the debts and litigations prevented raising funds via debt financing. In view of this, the two major shareholders agreed to surrender their personal shares to raise funds for the resolution of the debts, payment of legal fees and restructuring while at the same time developing a business plan to encourage lenders to look beyond the state of the Company and extend financing facilities . Due to their efforts the debts were sufficiently reduced and the Company sufficiently restructured to be offered and execute a $14 million equity private placement against which the Company has already drawn down. The Company is in constant contact with its contracting partners and all parties agree to commence construction as soon as revenues permit.


TECHNOLOGY  CONTRACTS:
----------------------

On January 26th 2000. the Company entered into a co-development agreement with Richardson Texas based Data Exchange Inc. (DEI) to assist in developing the MessagePilot. DataXchange has filed for a patent on the MessagePilot TM and BentleyTel utilized its previously developed software to accelerate the development of the Unified Integrated Messaging System. This agreement was terminated in September 2000. Despite the payment by GTMI major shareholders of $450,000 in cash and a similar amount in software engineering costs DEI was unable to deliver the product and the agreement was terminated. Since that time the Company has signed a 3-year agreement with Ericsson which includes co-ownership of patents and software jointly developed and gives the Company access to the Ericsson Global Unified Messaging a fully operational system which will be offered on the BentleyTel Smart-e-Card and BentleyTel AcSys Card.


     On April 28th 2000 BentleyTel entered into a contract for the manufacturing of its proprietary Smart-e-Card with Moore Business Systems, one of the largest manufacturers of credit/debit cards. Once manufacturing is in full operation Moore has committed to a 7 day fulfillment of orders for BentleyTel Snap & Send and other card products. The company has paid the initial production cost and expects delivery in may 2001.

     On 15th of February 2000, BentleyTel entered into a marketing agreement with Cambridge Marketing for the development of telemarketing scripts for sale of BentleyTel products and services. With the imminent release of the Snap & Send card, the Company intends to work closely with Cambridge marketing to direct clients to the sales locations and tele-market the product.

     On 15th June 2000 BentleyTel entered into a marketing agreement for the distribution and sale of its Smart-e-Card with Big Wheel Promotions, a Dallas based marketing company, which specializes in event marketing and brand recognition. Big Wheel is an agent for Corona Beer and Western Union as well as well known celebrities.

         On September 3rd 2000, Global executed a distribution agreement with NICO Telecom (formerly Far East Ventures Inc.) for distribution of the BentleyTel Smart-e-Card throughout FEVI's wholesale distribution network which has approximately 50,000 locations in 42 states. NICO, through its wholly owned subsidiary, SCI, has operated a prepaid calling card business since 1995. The Company has a $1.3 million purchase order for its card products and expects NICO to accept delivery as soon as the product is available.

     On September 18, 2000, BentleyTel executed a memorandum of agreement with Ericsson Australia for the continued development of specialized software and advanced billing platforms. As a result BentleyTel and Ericsson will jointly own any patents, products and software developed under this agreement.

     On November 30th 2000, Global executed a three year agreement with Sprint under which Sprint will deploy and monitor the frame relay lines necessary for the BentleyTel Smart-e-Cash machines to be "real-time" 24 hours a day, 7 days a week. The services provided by Sprint include installation and 24 hour monitoring to keep the machines of the frame relay that enables the machines to remain "on-line," an essential element of BentleyTel's service to business customers.

     On December 11, 2000, global executed a distribution agreement with Universal Express, Inc. ("USXP") for the possible placement of up to 1,600 Smart-e-Cash machines in the USXP's member locations throughout the United States and South America. Universal Express, Inc. has approximately 7,500
Universal Express and Postal Business Center Network (PBC Network) member locations that USXP and Global are in the process of pre-qualifying for installation of the Company's Smart-e-Cash Automatic Banking Machines. The agreement with USXP will save the Company the cost and time of developing advertising and promoting public awareness. The USXP/PBC network includes many Mailbox Etc stores. Pursuant to the agreement with USXP, it has agreed to co-operate in the marketing of BentleyTel machines availability in high traffic locations.

On December 21, 2000, Global TeleMedia executed a $14 million private placement agreement, the proceeds of which are to be targeted for its whole sale deployment of BentleyTel cards, and BentleyTel Smart-e-Cash Machines.

CHANGES  IN  MANAGEMENT
-----------------------

     JONATHON BENTLEY-STEVENS, effective April 2, 1999, was appointed Chairman of the Board, Chief Executive Officer and President of the Company, the posts to which he was appointed was as a result of the Company's acquisition of Bentley House Furniture Company, Inc. ("BHFC") in March, 1999. Mr. Bentley-Stevens is the current Chief Executive Officer of Bentley House Furniture Company, Inc., now one of the Company's subsidiaries. He is also President of Bentley House International Corporation (Seychelles) and President of BentleyTel.com Inc. Mr. Bentley-Stevens is the author of the Bentley-Tricap Ancestral Land Development Plan, currently in use in the Republic of the Philippines ("ROP") as a platform for infrastructure and technological development. He is the author of the BentleyTel.com business plan, marketing plan and the architecture of the BentleyTel range of products and services .

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

     RENATO DE VILLA has served as a director of the Company since June 1999. General de Villa has served as a Four Star General Chief of Staff of the Philippine Army from 1991 through 1997 and was Secretary of National Defense of the ROP. He is currently a Director of the Bank of the Philippine Islands in Manila, ROP. General de Villa's principal occupation is as Chairman and President of Independent Insight, Inc., a risk control organization firm in the Philippines. He is also advisor to the Chairman of Ayala Corporation, a Philippine company with annual sales of over $1 Billion. General de Villa holds a B.S. in Economics and a M.A. in Business Management. On March 2001 Gen. Renato de Villa was appointed Executive Secretary to the President of the Philippines , a post similar to Prime Minister, as a result of this Gen. De Villa had to step down as a member of the board of directors.

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

     All of the current directors were re-appointed to the Board of Directors by the shareholders at a general meeting held on October 7th 2001.

EMPLOYEES
---------

As of December 31st 2000, the Company and its subsidiaries had 103 full time employees, including executive personnel. The Company intends to hire personnel as the development of the Company's business and additional financing for operations makes such action appropriate. The change of former key personnel has had a positive effect on the Company's business. The Company has retained qualified personnel knowledgeable of the Company's industry to re-build the telecom business and such personnel have agreed to become full time executive staff as soon as revenues permit.

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

     There  is  a  limited  public  market  for  the Company's Common     stock.
Persons who may own or intend to purchase shares of Common stock in any market where the Common stock may trade should consider the risk factors discussed herein, together with other information contained elsewhere in the Company's reports, proxy statements and other available public information, as filed with the Securities and Exchange Commission, prior to purchasing shares of the Common stock.

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

     Since the reverse merger the new management has executed negotiated agreements with principal creditors that, once fully consummated would have effectively reduced the Company's liabilities by over $20 million. However, payments to these creditors have yet to commence. In order to resolve these and other debts, litigations, legal fees, accounting, restructurings and debt reduction, and operating costs. The Company's principal shareholders have paid in capital of approximately $6,800,000, and intend to continue to resolve the remainder of the Company's prior litigation by cash settlement, bank instrument or part cash and stock on conditions favorable to the Company. The previous management failed to remit payroll withholding taxes, which resulted in the Company's liability of more than $770,000 to the Internal Revenue Service. New management has since paid $355,100 and is engaged in 22 month workout program with the IRS regarding the balance.

ABILITY  TO  MANAGE  NEW  BUSINESSES.
-------------------------------------

     BHFC is comprised of companies which have been in existence for 45 years and 23 years, respectively, of which the majority of personnel have been retained. BentleyTel is not only a re-seller of another carrier's services but an ISP and VoIP carrier in its own right in Australia, its largest client being the Australian Northern Territory Government and has 36 GSM digital wireless TeleCenters deployed in the emerging East-Asian market.
See  "Business  Combinations."

ITEM  2.  DESCRIPTION  OF  PROPERTIES.
--------------------------------------

a) In August 1999, the Company has entered into a five-year operating lease at 4675 MacArthur Court, Suite 710, Newport Beach, CA 92660. The monthly rental is $7,836 and the lease is with an unaffiliated third party. The Company has built an office/factory complex, located in the tax and duty free zone in Davao City Philippines. The eight-acre compound contains a three-acre facility to manufacture furniture. This secure compound totals 8 acres with 3 acres under roof. This eight million dollar two story facility houses the Company's Pacific corporate offices and manufacturing facility. The facility will manufacture and export high quality hotel and resort furniture and communications assembly and installation. The facility is on standby pending availability of funding.


b) The Company has an 8.5 acre telephone pole manufacturing facility , BHFC Creosoting Inc. purchased in 1998 and located in Butuan city, Philippines. It features a private loading pier and ship-side facilities. This facility was built and operational since 1976. There has been a challenge to the ownership of this facility and the Company is defending its position. The challenge was made by an individual claiming to represent a major multinational corporation. However, the Company has obtained sworn testimony by the General Manager of the multi-national corporation, confirming that the representations made by the individual are false, he is not, and never was an officer of the Company as stated in the complaint. The multi national Company has further confirmed in a sworn statement given to the SEC that it has no action against GTMI/BHFC nor any of its officers and was not involved in filing the said spurious litigation. The Company has instructed its Philippine counsel to file perjury and criminal charges and also seek monetary damages against the individual.

c) The company leases offices in Darwin Australia and has its own national network with a POP (point of presence) in every capital city. BentleyTel offers ISP, VPN (Virtual Private Networks) and VoIP as well as a wide range of enhanced B2B and B2C services. BentleyTel.com Australia is part of a consortium with NEC, Compaq and Cable & Wireless/Optus to provide the Australian Northern Territory Government with Internet access, VPN and LAN/WAN over the next 5 years. BentleyTel.com also developed the international gaming site www.centrebet.com, licensed by the Australian Government and now operated by Jupiter's casino. BentleyTel had a non competition agreement for the gaming software which has expired and there have been several approaches to BentleyTel to set up similar sites

d) The company has offices in Davao City and owns and operates 36 GSM digital wireless TeleCenters and call kiosks in Mindanao.

e) The Company has offices in Kuching Malaysia and offers computer sales and IT training. BentleyTel Malaysia is affiliated with the Kuching campus of the Tun Abdul Razak University. The University has 10 campuses and is expected to be a source of highly skilled computer engineers and B.Sc. graduates of computer science for the Company.

f) The Company retains an office in Atlanta Georgia where the operations monitor the manufacturing, marketing and distribution of the Company's Snap & Send cards, Smart-e-Card and BentleyTel AcSys card products.

ITEM  3.  LEGAL  PROCEEDINGS  AS  OF  DECEMBER  31  1999
--------------------------------------------------------

     CAM-NET Litigation.  On February 20, 1997, a complaint was filed by CAM-NET
     -------------------
Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses. The Company had offered a split payment cash settlement in this matter. As at Dec 31 2000 interest accrued is $81,764.00

     RBB Bank-Khalifa Litigation.  On or about July 30 1996 and August 28, 1996,
     ---------------------------
The Company issued the aggregate principal amount of $6,683,333 of certain 3% Convertible Debentures, due August 15, 1998 (the "Debentures"), as follows: (i) RBB Bank Aktiengesselschaft ("RBB Bank") ($4,000,000), (ii) Mohammed Ghaus Khalifa ("Khalifa") ($1,333,333), and (iii) Canadian Imperial Bank of Commerce ("CIBC") ($1,350,000) (collectively, the "Debenture holders"). The Company has finalized a negotiated settlement of these disagreements providing for payment of $1,000,000 to Khalifa, and $3,417,667 to RBB Bank over a period of 6 months commencing after the shareholders meeting. The settlement calls for conversions every 45 days, at market rate in either cash, or stock at the Company's choice. The Company has made an initial conversion of 438,066 shares with 100,000 shares as a one time penalty shares to RBB and 112,688 shares to Gustav Khalifa in respect of the order, however, following the decline of the stock market RBB Bank has sought a hearing to re-open the settlement agreement.


     WorldCom/WilTel  Litigation.  On  August  29,  1997,  a complaint was filed
     ---------------------------
against the Company by WorldCom Network Services, Inc. d/b/a WilTel in the State Court of Dekalb County, Georgia (Action No. 97A-36948-3) seeking recovery of
Approximately $9 million for payment of services rendered as well as fees for accrued interest attorneys and court costs. WorldCom had set a trial date and the Company could not afford to go to trial. The debt was created by previous management and left little room for defense. New management had negotiated a settlement that called for suspension of the suit, a deposit of $500,000 and monthly payments of $117,000. The company had anticipated that the BentleyTel range of cards would be on sale by this time and that such a financial commitment would be able to be met. Management has informed WorldCom that it is unable to meet the commitment and is formulating an alternative plan while awaiting a response.

     K&S International Communications, Ltd Arbitration. The Company was involved
     --------------------------------------------------
in an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd.("K&S") with respect to a former agreement under which each party was to provide services to the other. Based upon a default, wherein the former President Rod McClain failed to appear for arbitration an award was entered against the Company in May 1998 for $2.5 million. In the third quarter 2000 K&S sought an execution of the judgment in the amount of $3.25 million. The execution of this judgment could have forced the Company to bankruptcy. In order to avoid this, President Jonathon Bentley-Stevens and
Executive Vice President Regina S. Peralta paid $240,000 in cash, turned over 500,000 of their free trading shares (under rule 144) and signed a promissory note for $400,000 secured by a one million restricted share certificate from Mr. Stevens. This settled the matter and the court issued a satisfaction of judgment notice to the Company in respect to this litigation. The cash payment by the two shareholders was treated as paid in capital to avoid increasing the Company's debt.

Oriental  Properties Inc. Arbitration The company was involved in arbitration on
--------------------------------------
March 6th 2001 in respect to a loan by Oriental properties in the principal amount of $150,000 the company confirmed the amount which was originally signed by former president Rod McClain and the funds used to pay an advance to CyberAir for access to their technology. The arbitrator confirmed the debt and included an interest component penalties and arbitration fees together, totaling $254,099.91 and carry 9% interest till paid.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
----------------------------------------------------------------------

     A shareholders meeting was held on October 7th 2000 and the following was voted in the affirmative.

PROPOSAL  ONE:  ELECTION  OF  OFICERS  AND  DIRECTORS
-------------
  Jonathon Bentley-Stevens ,              President/CEO Director
  Regina S. Peralta                       Executive Vice President/Director
  John L. Walsh Chief                     Operating Officer / Director
  David Tang                              Chief Financial Officer
  Renato de Villa                         Director
  Ramon A. Tirol                          Director
  Roberto S. Sebastian                    Director
  Joemari D. Gerochi                      Director
  Yam Pg Anak JH Abdul Wadood Bolkiah     Director

PROPOSAL  TWO:    APPROVE  A  CHANGE  IN  THE  CERTIFICATE  OF  INCORPORATION
-------------
ELIMINATING THE REQUIREMENT FOR A SHAREHOLDERS' MEETING TO AMEND THE CERTIFICATE OF INCORPORATION

PROPOSAL THREE:  APPROVE A REVERSE STOCK SPLIT OF SHARES OF THE COMPANY'S COMMON
--------------
STOCK AUTHORIZED AND OUTSTANDING AS OF THE DATE OF THE MEETING WITHIN AND INCLUDING A RANGE OF 1 FOR 3 THROUGH A 1 FOR 12 BASIS PURSUANT TO THE BOARD OF DIRECTORS' DISCRETION AND AMEND THE CERTIFICATE OF INCORPORATION TO EFFECT THE REVERSE STOCK SPLIT (A 1 FOR 5 WAS AFFECTED)

PROPOSAL FOUR:  APPROVE AN INCREASE IN THE NUMBER OF AUTHORIZED SHARES OF COMMON
-------------
STOCK PER SHARE FROM 75 MILLION TO 100 MILLION SHARES AND AMEND THE CERTIFICATE OF INCORPORATION TO EFFECT THE INCREASE

PROPOSAL  FIVE:  RATIFY APPOINTMENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS,
--------------
MENDOZA  BERGER  &  CO.


                                     PART  II

ITEM  5.  MARKET  FOR  COMMON  STOCK  EQUITY  AND  RELATED  STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

     As of December 31st 2000, the authorized capital stock of the Company consisted of 100,000,000 shares of common stock, par value $0.004 per share (the "Common stock") and 10,000,000 shares of preferred stock, par value $0.004 per share (the "Preferred Stock"). As of December 31st 2000 there were issued and outstanding 18,421,707 shares of common stock, options and warrants to purchase 3,704,757 shares of common stock at prices ranging from $0.41 to $2.40.

     The Company's common stock has been traded in the over-the-counter Bulletin Board ("OTCBB") market since July, 1995 and is quoted on the OTCBB or in the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "GLTI." The number of shares of common stock issued and outstanding as of December 31st 2000 was approximately 18,421,707 The bid and asked sales prices of the common stock, as traded in the OTCBB market, on December 31st 2000 were approximately $ 0.37.5 and $0.45 respectively. The quarterly range of high and low bid prices for the past three years were as follows:

                                Bid Prices                   Asked Prices
                             High        Low              High           Low


Year  Ended  December  31,  1998
 1st  Quarter               0.290          0.070          0.380          0.080
 2nd  Quarter               0.720          0.300          0.730          0.310
 3rd  Quarter               0.455          0.125          0.465          0.130
 4th  Quarter               0.380          0.125          0.390          0.133

Year Ended December 31, 1999
 1st  Quarter                0.365          0.125          0.375          0.130
 2nd  Quarter                0.29           0.17           0.30           0.18
 3rd  Quarter                0.24           0.14           0.25           0.13
 4th  Quarter                0.23           0.11           0.25           0.13

Year Ended December 31, 2000
 1st  Quarter                1.75           1.56           1.87           1.75
 2nd  Quarter                0.69           0.50           0.87           0.80
 3rd  Quarter                0.58           0.55           0.69           0.66
 4th  Quarter                0.45           0.37           0.48           0.45

     These prices are based upon quotations between dealers, without adjustments for retail mark-ups, markdowns or commissions, and therefore may not represent actual transactions.

     The transfer agent for the Company is American Stock Transfer and Trust Company.

     DISCUSSIONS  OF  SALES  OF  UNREGISTERED  STOCK  OVER  THE  LAST  3  YEARS.
--------------------------------------------------------------------------
The Company's securities are now traded on the OTCBB, an electronic trading system under the general oversight of National Association of Securities Dealers and involve self-regulated markets in the company's stock, which are legally required to be registered broker dealers. The OTCBB is a quotation service which displays real-time quotes, last-sale prices, and volume information for domestic and certain foreign securities. The regulations applicable to stocks trading on the OTCBB have recently been revised to impose significant new financial reporting requirements on such companies. Subject to a phase-in period starting June, 1999, market makers will not be permitted to quote stock prices on the OTCBB unless the issuer has registered with the Securities and Exchange Commission (SEC) or other applicable agency, and submitted the required periodic reports, including the form 10KSB, and other applicable reports to other such agency.

Information required by item 701 of the Regulation SB are subject to investigation by Management

     NEGOTIATIONS FOR CERTAIN REGISTRATION RIGHTS. The Company has entered into various agreements pursuant to which certain holders of the Company's outstanding common stock would have been granted the right, under various circumstances, to have Common stock that is currently outstanding registered for sale in accordance with the registration requirements of the Securities Act upon demand or "piggybacked" to a registration statement which may be filed by the Company. Of the issued and outstanding common stock as of Dec 31 2000, no shares are subject of future registration statements pursuant to the terms of such agreements. In addition, as of Dec 31 2000, there are warrants to acquire 3,479,575 shares of Common stock which may be exercised through September 30th 2001, and which carry certain piggyback registration rights.

DIVIDENDS  ON  COMMON  STOCK.
-----------------------------

     The Company has paid no dividends on its Common stock as of December 31, 2000.

MAJOR  EXCHANGE  LISTING
------------------------

     The Company had applied for listing on the AMEX EXCHANGE. However the deterioration of the stock market and subsequent fallen stock prices has resulted in the Company withdrawing its application.

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


OVERVIEW  OF  PRESENTATION.
---------------------------

     The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Consolidated Financial Statements and Notes included elsewhere herein.

On April 2, 1999, Global TeleMedia International, Inc. executed a share exchange with Bentley House Furniture Company ,Inc. a Philippine Corporation. (BHFC). The merger was accounted for as a reverse acquisition whereby the BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. The accompanying consolidated financial statements include the historical results of BHFC and the consolidated results of GTMI as of the date of merger. Simultaneously with the closing of the acquisition agreement, an Escrow Agreement was created then amended on July 1, 1999, so that 3,878 shares of the 4,000 shares originally issued of GTMI Series A Convertible Preferred Stock and 200,000 of BHFC's common stock would be placed in escrow pending the resolution of three major litigations specified in the merger agreements.

     All of the Company's businesses were substantially new in 1997 and as a result significant losses were incurred as the Company attempted to pursue a multifaceted business plan. Due to capital constraints and other circumstances, the Company has refocused its efforts and streamlined its operations. The Carrier Sales Business was started in January, 1998. However these operations were terminated due to the Company's inability to resolve certain litigation and enter into separate carrier service agreements.


FINANCES  AND  RESTRUCTURING
----------------------------

     Since the share exchange with BHFC, the Company has been successful at obtaining capital through fully paid private placements in the amount of $485,400 for the subscription of 3,491,943 shares in 1999 and $256,548.18 for the subscription of 619,996 in 2000. The Company's President/CEO and Vice President surrendered a total of 20,799,108 shares during 2000, which generated approximately $6,800,000 to meet operating costs, debt resolution, legal fees and company re-structuring. The surrendered shares included shares surrendered and delivered creditors to resolve judgments and litigation.

Subsequent to the end of 1999 the company was successful in executing a $10 million equity investment agreement, however, due to the company's inability to deliver common stock and file the requisite registration statements the equity line was unable to be utilized.

A Board Meeting was held in the first quarter of 2000 to examine the viability of exercising its option of investing an initial $10 million to develop the 1997 patent of Ultra Pulse. The agreement also includes the allocation of additional shares to UCI, which will further dilute the existing shareholders. There can be no estimate as to the eventual amount required to develop the Ultra Pulse technology. The Company recognizing that its litigation and level of debt prevented it from attracting any funding for a speculative enterprise, decided not to proceed with the acquisition of UltraPulse Inc.

The Company, pending certain escrow provisions and resolution of certain key litigations, may exchange 97 of its series "A" shares for 55% of the shares of BentleyTel.com, which currently operates as a subsidiary. The founders of BentleyTel.com exchanged shares and $400,000 in cash for 100% of the shares of Octa4 Pty. Ltd; 3G Communications Inc. and DynaSem Communications Sdn. Bhd. Octa4 is a major ISP in Australia providing VPN (Virtual Private Networks) E-Commerce, and e-commerce solutions, and soon VoIP voice over the Internet, DynaSem is a Computer sales and IT training company. 3G communications owns and operates 36 satellite tele-centers offering, local, long distance and international long distance calling.

     BentleyTel.com planned to release its national and international phone cards during 2000, however, the company decided to delay the release of its BentleyTel range of re-chargeable phone and financial cards until the development of a multi-purpose stored value/ATM/Phonecard/E-commerce card platform was finalized. In the subsequent period, the Company decided to implement international long distance 0+ calling services from its 36 tele-centers and kiosks. The company is now finalizing agreements with data processing companies as a final step to the launch of its international proprietary Smart-e-Card and BentleyTel AcSys card, which should be available to the public in 2001.

     The Company has resolved a significant amount of its litigation and hopes to able to resolve the remaining disputes. The Company did generate increased revenue in 2000 and had a significant increase in revenue in the first quarter 2001 as compared to the same quarter last year. The Company intends to continue to build its revenue streams in future years. The strategy of the Company was to develop partnerships and strategic alliances with various technology companies. However litigation and significant debt issues have made this difficult.

Due to the significant debt reduction and resolution of a large number of the Company's litigation and debts, Management was able to secure a private placement equity offering of up to $14 million which commenced on December 21, 2000 with Laurus Master Fund Ltd., Keshet Fund, L.P. and Keshet, L.P pursuant to which we have already issued convertible notes aggregating $750,000. Under the operative agreements, Global has the right to put to the subscribers the obligation to purchase additional debt securities, subject to certain conditions, one of which is the filing with the SEC, and the effectiveness of the filing, of a SB-2 Registration Statement of which this Prospectus is a part. We expect that the next phase of this concurrent debt offering will be completed at the same time as or after this offering of shares of our common stock and that the gross proceeds from the next phase of our debt offering will be approximately $750,000.00. The offering of shares of common stock is not conditioned on our debt offering. We cannot assure you that we will be able to complete our debt offering. At the time of sale, our notes will not be and have not been registered under the Securities Act of 1933. The notes may not be offered or sold in the United States absent subsequent registration or an applicable exemption from registration requirements.

YEAR  2000  COMPLIANCE.
-----------------------
     The Company's administrative operations have been reviewed for Year 2000 Compliance. All divisions of the Company are Year 2000 compliant. Some remaining operations, such as non-essential personal computers and non-financial software products, have been upgraded at nominal cost.


     RESULTS  OF  OPERATIONS  FOR  PERIOD  ENDED  DECEMBER  31  2000  and  1999

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

     The following discussion reflects the financial condition and results of operations of the Company for the years ended December 31, 2000 and 1999. Because of material changes to the Company and new management these past results are not indicative of future performance.

     The Company's revenues increased from $594,021 in 1999 to approximately $ 1,916,497. This increase in revenues was primarily derived from telecommunication and internet related operation in Australia and the Pacific Rim. Further, 1999 results were based on the consolidation of revenues for just the fourth quarter, post acquisition.

     During 2000, as compared with 1999, the cost of sale increased from approximately $91,000 to $ 1,124,202 and the Company's operating loss increased from $4,129,299 to approximately $ 8,202,772. The increase in gross profit was due primarily as result of the first full year of operation of BentleyTel operating as a subsidiary of the Company and the telecommunication subsidiaries that make up BTC and as a result of the Company's emphasis in developing business opportunities in e-commerce, web-hosted products, unified messaging and other enhanced web based services.

     Operating expenses increased to $ 8,995,067 in 2000 as compared to $4,632,257 in 1999. The increase during 1999 was primarily the result of the reverse merger, the amortization of acquired goodwill, the suspension of operations of the Company's Vision 21, Inc., as well as the suspension of the initial phase of the Company's 1998 enhanced services platform, and as a result of the Company's emphasis in developing business opportunities in e-commerce, web-hosted products, unified messaging and other enhanced web based services

The Company incurred additional legal and professional fees of approximately $ 2,615,096 during 2000. These were mostly due to resolutions of previous managements debts, consulting and legal cost associated with mergers and acquisitions.

     Interest expense for 2000 was approximately $ 470,000 as compared to $$133,000 for 1999. This increase relates directly to interest paid on debt financing. As a result of the Company's cumulative operating losses, the Company has not paid income tax since inception. In addition, the Company under previous management owed $770,000 in federal and state payroll taxes, however, $355,100 has been paid towards these unpaid withholding taxes. The Company has negotiated with IRS for a 22 months progressive payment of the balance of approximately
$400,000. As of December 31, 2000, the Company had net operating loss carry forward totaling approximately $45 million.

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

     The Company has historically financed its operations principally through the sale of equity and debt securities and through funds provided by operating activities, and more recently from significant surrender of common stock by the Company's principal shareholders, which were sold and the resultant funds treated as paid in capital, a significant number of the principals personal shares were also used to resolve a number of the Company's litigation, judgment and debt issues, a legacy of previous management.

     As of December 31, 2000, the Company had total liabilities including accrued interest, notes payable, current accounts payable and accrued but unpaid expense approximating $ 26,000,000 a decrease of $5 million due to debt and settlement of litigations.

     The Company's total assets have been decreased to approximately $ 37 million as at 12/31/2000 as compared to $46.7 million last year. Total assets decreased by $ 9.6 million primarily due to a $ 7.8 million write down of goodwill and the effect of currency devaluation in the functional currencies of our Asian Subsidiaries. During the year 2000 the minority interest of losses increased from $4267 in 1999 to $ 506,733. During 2001 had an extraordinary item for the extinguishment of debt totaling $1,586,282.

The Company has secured a private placement debt offering of up to $14 million commenced on December 21, 2000 with Laurus Master Fund Ltd., Keshet Fund, L.P. and Keshet, L.P pursuant to which we have already issued convertible notes aggregating $750,000. Under the operative agreements, Global has the right to put to the subscribers the obligation to purchase additional debt securities, subject to certain conditions one of which is the filing with the SEC, and the effectiveness of the filing, of a SB-2 Registration Statement of which this Prospectus is a part. We expect that the next phase of this concurrent debt offering will be completed at the same time as or after this offering of shares of our common stock and that the gross proceeds from the next phase of our debt offering will be approximately $750,000.00. The offering of shares of common stock is not conditioned on our debt offering. We cannot assure you that we will be able to complete our debt offering. At the time of sale, our notes will not be and have not been registered under the Securities Act of 1933. The notes may not be offered or sold in the United States absent subsequent registration or an applicable exemption from registration requirements.


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

     The following table sets forth certain information concerning the persons who have been nominated by the Board of Directors to be directors of the Company in connection with PROPOSAL ONE of this Proxy Statement and the current executive officers of the Company:

NAME                                POSITION             AGE
------------------------  -----------------------------  ---

Jonathon Bentley-Stevens  Chairman of the Board of        46
                          Directors and Chief Executive
                          Officer

Regina S. Peralta         Executive Vice President and    40
                          Director

David Tang                Chief Financial Officer         41

Renato de Villa           Director                        65

John Walsh                Director                        57

Ramon A. Tirol            Director                        78



Roberto S. Sebastian      Director                        57

Joemari D. Gerochi        Director                        55

Yam Pg Anak HJ Abdul      Director                        31
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

     JOHN L. WALSH on December 1, 1999, succeeded Rene Fruto as Chief Operating Officer of the Company. From 1995 to 1999 Mr. Walsh served as Vice President of The Wickford Group which is a telecommunications consultant group specializing in the switchless re-sale, international callback and debit card industry. From 1993 to 1995, Mr. Walsh served as the Executive Vice President and Partner of US Dialtone which specializes in international long distance and international debit card network permitting origination in 47 countries. From 1991 to 1993, Mr. Walsh served as the Senior Vice President of INTEX Inc., a nationwide long distance company which produced $1,200,000 in monthly sales. From 1988 to 1991, Mr. Walsh served as the Vice President and Partner of TelTec Inc., a company offering debit cards, operator services and long distance. In addition, Mr. Walsh has held positions ranging from sales engineer, regional telecommunications manager and senior national account manager for GTE, FMC and MCI. Mr. Walsh briefly held the position of Chief Executive Officer of GTMI in 1995, but conflict with previous management over Mr. Walsh's strict control measures resulted in his dismissal. Unfair dismissal litigation was settled in Mr. Walsh's favor in August
1999. Upon review of Mr. Walsh's file, new management asked Mr. Walsh to rejoin the company.

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

ITEM  10.  EXECUTIVE  COMPENSATION
------------------------------

SUMMARY  COMPENSATION  TABLE

     The following table sets forth certain information concerning compensation of certain of the Company's current and former executive officers, including the Company's Chief Executive Officer and all executive officers whose total annual salary and bonus exceeded $100,000, for the years ended December 31, 1999, 1998 and 1997:

                                           Annual  Compensation                   Long  Term
                                           --------------------                   ----------
                                                                                 Compensation
                                                                                 ------------
                                                                                    Awards             Payouts
--------------------  -----------  -----------  -----------  -------------  ----------  -------------  --------  -------------
(a)                       (b)          (c)          (d)           (e)          (f)           (g)         (h)          (i)
--------------------  -----------  -----------  -----------  -------------  ----------  -------------  --------  -------------
                                                                Other      Restricted   Securities
Name and                                                        Annual        Stock      Underlying     LTIP      All Other
Principal                Year        Salary        Bonus     Compensation    Award(s)   Options/SARs   Payouts   Compensation
Position                  ($)          ($)          ($)           ($)          (#)           ($)         ($)
--------------------  -----------  -----------  -----------  -------------  ----------  -------------  --------  -------------
Jonathon                    2000*      170,000            0              0           0              0         0             0
                            1999*      170,000            0              0           0              0         0             0
Bentley-Stevens,
CEO

Regina S.                   2000*      165,000            0              0           0              0         0             0
                            1999*      165,000            0              0           0              0         0             0
Peralta,
Exec. Vice
President

David Tang                   2000      150,000            0              0           0              0         0             0



John L. Walsh                2000      160,000            0              0           0              0         0             0



Roderick A. McClain,        1999*      170,000            0              0           0              0         0             0
Former CEO

                             1998      151,250            0              0           0              0         0             0

                             1997      137,000            0              0           0              0         0             0

Geoffrey F. McClain,        1999*      100,000            0              0           0              0         0             0
Former
Senior
Vice
President

                             1998      100,000            0              0           0              0         0             0

                             1997       98,000            0              0           0              0         0             0

Herbert S.                  1999*      115,000            0              0           0              0         0             0
Perman,
Former
CFO

                             1998      105,000            0              0           0              0         0             0

                             1997       98,000            0              0           0              0         0             0

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


                                                Value                         Number of            Value of Unexercised
                         Shares                Realized                      Unexercised           In-the-Money Options
                      Acquired on                ($)                      Options at FY-End             at FY-End
                        Exercise    (#) Exercisable/Unexercisable   ($) Exercisable/Unexercisable
Name                                             (#)                                                       (1)
Geoffrey F. McClain             0                                0                            / 0                   / 0
Roderick A. McClain             0                                0                            / 0                   / 0
Herbert S. Perman               0                                0                            / 0                   / 0

(1)     Options  are  "in-the-money"  if  the  fair  market  value of the common stock underlying the options exceeds the exercise price of the option. The bid and asked sale prices quoted by the OTCB Market on December 31, 2000 was approximately $0.3725 and $0.45 respectively.

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

     The change in control provisions of Mr. McClain's employment agreement were triggered by the acquisition of Bentley House Furniture Company, Inc. by the Company, which resulted in greater than 40% of the Company's common shares being issued to Jonathan Bentley-Stevens and Regina S. Peralta (the "Principal Shareholders"). Additionally, 4,000 Series A Convertible Preferred Shares were issued to the Principal Shareholders to compensate them for the assumption of the Company's debt. Additionally, 4,000 Series A Convertible Preferred Shares were issued to the Principal Shareholders to compensate them for the assumption of the Company's debt. On June 15, 1999, Mr. McClain waived the change of control provision in Section 4 of his employment contract. Mr McClain resigned on June 30th 1999, the Company considers it has no further obligation to Mr. McClain.

     The Company entered into an employment agreement with Herbert S. Perman, dated October 1, 1995, and amended February 1, 1996. Pursuant to the employment agreement, which had a term of three years, Mr. Perman was employed as the Company's Chief Financial Officer and was compensated with an annual salary of $85,000 and a one-time grant of 150,000 shares of the Company's Common Stock. In addition, Mr. Perman shared in the Company's Executive Stock Bonus Plan, which provided for the issuance of shares of Common Stock upon an increase of gross monthly revenues over a base of $450,000. Mr Perman resigned on June 30th 1999, the Company considers it has no further obligation to Mr. Perman.

     The Company entered into an employment agreement with Geoffrey F. McClain, dated May 25, 1995, amended February 1, 1996, and amended February 1, 1997. Pursuant to the employment agreement, which had a term of three years, Mr. McClain was employed as the Company's Senior Vice President and was compensated with an annual salary, as of February 1, 1997, of $98,000. In addition, Mr. McClain shared in the Company's Executive Stock Bonus Plan, which provided for the issuance of shares of Common Stock upon an increase of gross monthly revenues over a base of $450,000. Mr. McClain resigned on June 30th 1999, the Company believes it has no further obligation to Mr.McClain.


     The  Company  entered  into  an  employment  agreement  with  Jonathon
Bentley-Stevens on April 2, 1999 for a ten year term. Pursuant to the employment agreement, Mr. Bentley-Stevens is employed as the Company's President and Chief Executive Officer. Mr. Bentley-Stevens' annual salary is $170,000, However Mr. Bentley Stevens waived his salary and all bonuses for 1999 and 2000.

     The Company entered into an employment agreement with Regina S. Peralta on April 2, 1999. Pursuant to the employment agreement, which has a term of ten years, Ms. Peralta is employed as the Company's Executive Vice President. Ms. Peralta's annual salary is $165,000. However Ms. Peralta waived her salary and all bonuses for 1999 and 2000.


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

COMPENSATION  COMMITTEE  INTERLOCKS  AND  INSIDER  PARTICIPATION


In accordance with SEC and NASD rules the Company has formed an audit committee consisting of outside directors, Roberto S. Sebastian, Ramon A. Tirol and Joemari D. Gerochi.


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

ITEM  11.  SECURITY  OWNERSHIP  OF  CETAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
-------------------------------------------------------------------------------

     The following table reflects for the year ended December 31, 2000, the beneficial Common Stock ownership of: (a) each director of the Company, (b) each executive officer named in the Summary Compensation Table in this Proxy Statement for the fiscal year ended December 31, 2000, (c) each person known by the Company to be a beneficial holder of five percent (5%) or more of its Common Stock, and (d) all executive officers and directors of the Company as a group:

Name and Address                  No. of
of Beneficial Owners(1)           Shares    Percent#
------------------------------  ----------  --------

Jonathon A. Bentley-Stevens(2)   1,244,875       6.8
Regina S. Peralta(3)               514,331       2.8
David Tang                         101,000       0.5
John Walsh                         150,000       0.8
All Executive Officers and       2,010,206      10.9
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

     As provided by the Agreement, 100% of BHFC stock was delivered into escrow on March 20, 1999. Shares of GTMI stock were to be exchanged for the BHFC stock pending the occurrence of certain conditions precedent, including the filing with the Securities and Exchange Commission of the Company's 1998 Annual Report on Form 10-KSB and its Form 10-QSB for the quarter ended March 31, 1999. Additionally BHFC management recognized that the original merger documents stipulated that specifically certain significant litigations /judgments would be resolved in the following manner, WorldCom, would be resolved for an amount not to exceed $300,000, IEX would be resolved for an amount not to exceed $50,000, K&S Extelcom corporation would be resolved for an amount not to exceed $325,000. BHFC, in agreeing to the merger, relied on these stipulations and agreed to place its shares in escrow pending the resolution of these items. It was specifically stated in the merger agreements that if these were not resolved the escrow would be considered breached, the merger would be abandoned and the shares in escrow returned to the respective parties. However previous management resigned without resolving any of the specified debts. The Board of BHFC met in Newport Beach on June 29th and 30th 1999 to discuss the matter and it was agreed that rather than breach the escrow, which would in effect leave GTMI without management and any ability to meet its debts, it would be continued until the three matters were resolved.

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

(1) The address for each of these persons is the Company's principal executive office, located at 4675 MacArthur Court, Suite 710, Newport Beach, California 92660.

(2) In addition to the shares held directly by him, respectively, Jonathon Bentley-Stevens holds 2,288 shares of Series A Preferred Stock which are convertible into 40,000 shares of Common Stock for each share of Preferred.

(3)  Regina  S.  Peralta  holds  1,512  shares  of  Series  A  Preferred  Stock.

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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     BentleyTel.com ("BentleyTel"), currently operating as a subsidiary of GTMI, was incorporated in Nevada on September 30, 1999. It was founded by Jonathan Bentley-Stevens and Regina Peralta for the purpose of acquiring entities in other countries previously identified by Mr. Stevens during his visits to those countries in the period 1994-1998. At the time of incorporation of BentleyTel, GTMI had a staff of one, and lacked funding, licenses, or resources to establish a subsidiary and or acquire other companies. The BentleyTel.com Board of Directors consisted of Mr. Bentley-Stevens, Ms. Peralta and Mr. David Tang. Mr. Bentley-Stevens is the Chief Executive Officer, Ms. Peralta is the Executive Vice President, and Mr. Tang is the Chief Financial Officer with Mr. Bentley-Stevens and Ms. Peralta collectively owning 100% of the issued and outstanding stock.

     BentleyTel.com Inc. then proceeded to acquire the three companies: Octa4 Pty. Ltd. Located in Darwin, Australia, 3G Communications, Inc. located in Davao, Philippines and DynaSem Communications Sdn. Bhd. located in
Kuching, Malaysia. The acquisitions have provided the Company with income from long-distance telecommunications, e-commence business, ISP services and technology training. These companies were acquired for an exchange of BentleyTel stock and $1.2 million in cash provided by Mr. Stevens and Ms. Peralta. Following the acquisitions, the presidents of the three acquired entities became directors of BentleyTel.com Inc.

     As of September 30th 1999, GTMI had no operations, funding or business plan. On October 11, 1999, Mr. Bentley-Stevens proposed an arrangement such that GTMI could eventually acquire majority shareholding of BentleyTel. He sought, and received approval from the three subsidiaries. During due diligence by the three technology companies it was disclosed that the GTMI/BHFC shares were still in escrow pending resolution of three specific litigations. Recognizing that those same litigations could impact on the three companies if they became subsidiaries, an identical escrow agreement was created to protect the subsidiaries and give GTMI time to resolve these pre-existing items. Mr. Stevens then further agreed to surrender 97 shares of his own Preferred series "A" (equivalent to approximately 20 million common shares) back to the Company in order that the same number of shares be available for escrow and exchange and that the eventual acquisition of BentleyTel would not dilute current GTMI shareholders. This, with the other share exchanges completed to acquire the three subsidiaries reduced the shareholding of Mr. Bentley-Stevens to 22%, and Ms. Peralta to 14.6%. In connection with the share exchange, Mr. Bentley-Stevens and Ms. Peralta received no consideration or compensation of any kind. The transaction has been approved by the Boards of Directors of the Company and the Board of Directors of BentleyTel. The exchanged shares remain escrow pending the resolution of the three original litigations of GTMI as specified in the original GTMI/BHFC share exchange agreements. The Board of Directors of BentleyTel has agreed to allow BentleyTel to operate as a subsidiary of GTMI while their shares remain in escrow. The Board of Directors and officers consists of Mr. Bentley-Stevens, Ms. Peralta, Mr. David Tang CFO (non director) Felino Molina , Socrates Palabyab, Dr. Morni Kambri and Terry Lillis. Mr. Bentley-Stevens is the Chief Executive Officer, Ms. Peralta is the Executive Vice President, Mr. Tang is the Chief Financial Officer and John
Walsh  is  the  Chief  Operating  Officer.

     On December 31, 1997, open account advances made by the Company to Roderick McClain totaled $226,386 Effective December 31, 1997, Roderick A. McClain executed a demand promissory note, bearing interest at eight percent per annum for such amount. During 1998, the Company accrued interest increasing the amount to $244,497. As of December 31, 2000 the entire amount was reserved.

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

                                     PART  IV

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
-------------------------------------------------

A.   Financial  Statements

     The financial statements required by this Item 13 are being submitted with this filing

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

     Certain documents listed above as exhibits to this Report on Form 10-KSB are incorporated by reference from other documents previously filed by the Company with the Commission as follows:



             Previous  Filing                          Exhibit Number
         Incorporated  by  Reference                   in Form 10-KSB

     1.  Quarterly  Reports  on  Form  10-QSB              10.2
         for  the  quarters  ended  March  31,  2000
         June  30,  2000,  and  September  30,2000

     2.  Current  Reports  on  Form  8-K                   10.3
         dated  as  of  march  5th  2001
         dated  as  of  May  25th  2000
         dated  as  of  September  10th  2000
         dated  as  of  October  16th  2000


     3.  10KSB  June  30th  2000  Annual  Report

     4.  Current  reports  on  Form  8-K
         Dated  as  of  May  2,  2000

CONSENT  OF  Mendoza  Berger  &  Company,  LLP
INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

We consent to the incorporation by reference and use in the Form 10 KSB under the Securities Exchange Act of 1934 of our report on the consolidated financial statements of Global TeleMedia International, Inc. for the year ended December 31, 1999.)




Mendoza  Berger  &  Company,  LLP
Laguna  Hills,  California



Dated:  May  23,  2001


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLOBAL  TELEMEDIA
                                   INTERNATIONAL,  INC.



Dated:  May  23  2001                 By: /s/ Jonathon  Bentley-Stevens
                                             -----------------------------
                                               Jonathon  Bentley-Stevens
                                               President/Chief Executive Officer
                                                  Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

                                   GLOBAL  TELEMEDIA
                                   INTERNATIONAL,  INC.

Dated:  May  23  2001                 By: /s/ Jonathon  Bentley-Stevens
                                             -----------------------------
                                              Jonathon  Bentley-Stevens
                                              President/Chief Executive Officer
                                                  Director


Dated:  May  23,  2001                 By:  /s/  David  Tang
                                          ---------------------
                                               David  Tang
                                               Chief  Financial  Officer

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                        Consolidated Financial Statements
                           DECEMBER 31, 2000 AND 1999

                                      INDEX
                                      -----

                                                                         Page
                                                                        Number
                                                                        ------

Independent Auditors' Report                                               F-2


Consolidated Balance Sheets                                            F3 - F4


Consolidated Statements of Operations                                       F5


Consolidated Statements of Comprehensive Income (Loss)                      F6


Consolidated Statement of Stockholders' Equity (Deficit)                    F7


Consolidated Statements of Cash Flows                                  F8 - F9


Notes to Consolidated Financial Statements                           F10 - F30

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Global Telemedia International, Inc.:

We have audited the accompanying consolidated balance sheet of Global Telemedia International, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, comprehensive income/(loss), stockholders' equity/(deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Bentley House Furniture Company, a wholly-owned subsidiary, which statements reflect total assets constituting 12% of the related consolidated totals at December 31, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Bentley House Furniture Company, is based solely on the report of the other auditors.

The  accompanying  financial  statements of Global Telemedia International, Inc.
and subsidiaries as of December 31, 1999, were audited by other auditors whose report, thereon dated June 26, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Telemedia International, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, including a loss of $14,449,156 for the year ended December 31, 2000. These losses and other factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                        Certified  Public  Accountants

Los  Angeles,  California
May  22,  2001

               GLOBAL TELEMEDIA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                                ------------------------
                                                                   2000         1999
                                                                -----------  -----------
    ASSETS
Current assets
  Cash and cash equivalents                                     $    15,962  $   214,105
  Accounts receivable, less allowance
    for doubtful accounts of $9,217,501 and $9,175,212              243,898      123,559
  Due from related parties                                          645,867            -
  Prepaid expenses and other current assets                         272,336      428,146
                                                                -----------  -----------

    Total Current Assets                                          1,178,063      765,810

Property, plant and equipment, net of accumulated depreciation
of $1,168,456 and $1,153,835                                      5,982,131    6,787,031

Investments                                                         657,344            -

Goodwill, net of accumulated amortization
  of 3,261,624 and $1,260,509                                    28,960,684   38,761,800

Other assets                                                        351,020      398,010
                                                                -----------  -----------

  Total Assets                                                  $37,129,242  $46,712,651
                                                                ===========  ===========


     The accompanying notes are an integral part of the consolidated financial statements

           GLOBAL TELEMEDIA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

    LIABILITIES  AND  STOCKHOLDERS'  EQUITY
                                                                            December 31,
                                                                    ---------------------------
    LIABILITIES                                                         2000           1999
                                                                    -------------  ------------
Current liabilities
  Accounts payable and accrued expenses                             $ 18,452,558   $21,934,920
  Due to related parties                                                 156,000             -
  Notes payable - other                                                6,049,997     9,502,974
  Capital lease obligation-current                                        71,339        74,185
                                                                    -------------  ------------
    Total Current Liabilities                                         24,729,894    31,512,079

Capital lease obligation-long term                                         3,993        60,495
Notes payable-long term                                                1,288,621        88,116
                                                                    -------------  ------------
Total  liabilities                                                    26,022,508    31,660,690
                                                                    -------------  ------------

Commitments and contingencies                                                  -             -

Minority Interest                                                      5,135,992     5,640,085
                                                                    -------------  ------------

Stockholders' equity

    Preferred stock,  $.01 par value; 9,991,000 shares authorized;
     none issued or outstanding                                                -             -
  Series A, convertible preferred stock, $.004 par value;
     5,000 shares authorized; 4,000 shares  issued and outstanding            16            16
  Series B, convertible preferred stock, $.004 par value;
     4,000 shares authorized; 443 shares  issued and outstanding               2             -
  Series B, convertible preferred stock subscribed                     7,431,802       485,400
  Common stock, $.020 par value; 100,000,000 shares authorized;
  29,421,707 and 14,978,900 issued and outstanding                       593,135       299,758
  Common stock subscribed                                                      -        42,500
  Common stock held in treasury , at cost                               (220,000)      (87,600)
  Additional paid-in capital                                          22,929,314    18,942,589
  Accumulated other comprehensive loss                                (1,913,721)   (1,870,137)
  Accumulated deficit                                                (22,849,806)   (8,400,650)
                                                                    -------------  ------------

  Total Stockholders' Equity                                           5,970,742     9,411,876
                                                                    -------------  ------------

  Total Liabilities and Stockholders' Equity                        $ 37,129,242   $46,712,651
                                                                    =============  ============


     The accompanying notes are an integral part of the consolidated financial statements

                 GLOBAL TELEMEDIA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               For the Year Ended December 31,
                                                               ------------------------------
                                                                     2000           1999
                                                                 -------------  ------------
Revenue, net                                                     $  1,916,497   $   594,021

Cost of sales                                                       1,124,202        91,063
                                                                 -------------  ------------

      Gross profit                                                    792,295       502,958
                                                                 -------------  ------------

Operating expenses
  Professional fees                                                 2,615,096       565,715
  Depreciation and amortization                                     2,105,513     1,618,844
  Salaries and employee benefits                                      749,626        50,651
  Other selling, general and administrative expenses                3,524,832     2,397,047
                                                                 -------------  ------------
    Total operating expenses                                        8,995,067     4,632,257
                                                                 -------------  ------------

    Loss from operations                                           (8,202,772)   (4,129,299)
                                                                 -------------  ------------

Other income (expense)
  Interest expense                                                   (470,162)     (133,157)
  Loss on impairment of goodwill                                   (7,800,000)            -
  Othe expenses                                                       (69,237)            -
                                                                 -------------  ------------
    Total other income (expense)                                   (8,339,399)     (133,157)
                                                                 -------------  ------------

Loss before minority interest, provision for income taxes, and    (16,542,171)   (4,262,456)
 extraordinary item
  Minority interest in subsidiary                                     506,733         4,267
                                                                 -------------  ------------

Loss before provision for income taxes, and extraordinary item    (16,035,438)   (4,258,189)

Provision for income taxes                                                  -             -
                                                                 -------------  ------------

Loss before extraordinary item                                    (16,035,438)   (4,258,189)

Extraordinary item - forgiveness of debt, net of taxes              1,586,282             -
                                                                 -------------  ------------

Net loss                                                         $(14,449,156)  $(4,258,189)
                                                                 =============  ============

NET LOSS PER SHARE
Net loss per common share, before extraordinary item             $      (1.03)  $     (0.31)
Extraordinary item                                               $       0.10   $         -
                                                                 -------------  ------------
Basic and diluted net loss per common share                      $      (0.93)  $     (0.31)
                                                                 =============  ============

Weighted average shares of common stock - basic and diluted        15,586,000    13,938,712
                                                                 =============  ============


     The accompanying notes are an integral part of the consolidated financial statements

           GLOBAL TELEMEDIA INTERNATIONAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                         For the Year Ended December 31,
                                         -------------------------------
                                               2000           1999
                                           -------------  ------------
COMPREHENSIVE LOSS
  Net loss                                 $(14,449,156)  $(4,258,189)

  Unrealized loss on investments               (142,656)            -

  Foreign currency translation adjustment        99,072       (23,650)
                                           -------------  ------------

Comprehensive loss                         $(14,492,740)  $(4,281,839)
                                           =============  ============


     The accompanying notes are an integral part of the consolidated financial statements

                                   GLOBAL TELEMEDIA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                PREFERRED  STOCK                                     COMMON  STOCK
-----------------------------------------------------------------------------------------  -------------------------------------
                                                                              Series B
                             Series A    Series A    Series B    Series B    Convertible                               Common
                           Convertible      Par     Convertible     Par         Stock                                  Stock
                              Stock        Value       Stock       Value     Subscribed      Shares     Par Value    Subscribed
                           ------------  ---------  -----------  ---------  -------------  -----------  ----------  ------------
Balance, at December
31, 1998, adjusted for 1
for 5 reverse stock split            -   $       -            -  $       -  $          -        40,000  $   52,347  $ 7,580,352

Shares issued for stock
Bentley House Furniture
Company, Inc.                    4,000          16                                           5,919,028     118,381
Shares surrendered                 (97)

Shares issued for stock
BentleyTel.com, Inc.                97

Adjusting entries to
reflect reverse
acquisition                                                                                  9,028,872     129,030   (7,580,352)
Treasury stock acquired
in exchange for amount
receivable
Cash received for
subscriptions                                                                    485,400                                 42,500
Foreign currency
translation adjustment,
net of tax
Net loss
                           ------------  ---------  -----------  ---------  -------------  -----------  ----------  ------------
Balance, at December
31, 1999, adjusted for 1
for 5 reverse stock split        4,000          16            -          -       485,400    14,987,900     299,758       42,500

Preferred Stock Issued
for Services Rendered                                                            535,000

Common Stock Issued
for Services Rendered                                                                          980,000      19,600
Preferred Stock
Subscribed in Settlement
of Debt                                                                          192,500

Common Stock Issued in
Settlement of Debt                                                                             923,100      18,462

Preferred Stock Issued in
Settlement of Debt                                          400          2
Common Stock
Subscribed                                                                        42,500                                (42,500)
Preferred Stock
Subscribed                                                                      (101,000)
Common Stock Issued
for Cash                                                                                       245,918       3,972
Exercise of Warrants                                                                            22,500         450
Common Stock Issued
for Compensation
Expense                                                                                         70,000       1,400
Issuance of Warrants and
Options for Services
Rendered                                                                                        46,667         933

Common Stock Issued as
Payment for Interest                                                                            51,001       1,020

Preferred Stock Issued as
Payment for Interest                                         43          0
Shares Issued for Stock
Purchase                                                                                     1,300,000      26,000
Issuance of Treasury
Stock                                                                                       11,000,000     220,000
Conversion of Preferred
Stock                                                                             (7,800)       77,500       1,540
Net Loss
Foreign Currency
Translation Adjustment
Unrealized Loss on
Investments
Treasury Stock Issued in
Settlement of Liabilities
Cash Contributed by
Shareholder for
Preferred Stock                                                                6,012,202
Cash Contributed by
Shareholder
                           ------------  ---------  -----------  ---------  -------------  -----------  ----------  ------------
                                 4,000   $      16          443  $       2  $  7,158,802   $29,704,586  $  593,135  $         -
                           ============  =========  ===========  =========  =============  ===========  ==========  ============



                                                         COMMON  STOCK
                           -------------------------------------------------------------------------
                                                      Accumulated
                                       Additional        Other                            Total
                            Treasury      Paid       Comprehensive     Accumulated    Stockholders'
                             Stock     in Capital   Income / (Loss)      deficit         Equity
                           ----------  -----------  ----------------  -------------  ---------------
Balance, at December
31, 1998, adjusted for 1
for 5 reverse stock split  $       -   $         -  $    (1,846,577)  $ (4,142,461)  $    1,643,661

Shares issued for stock
Bentley House Furniture
Company, Inc.                            6,238,840                                        6,357,237
Shares surrendered                                                                                -

Shares issued for stock
BentleyTel.com, Inc.                     3,030,386                                        3,030,386

Adjusting entries to
reflect reverse
acquisition                              9,673,363                                        2,222,041
Treasury stock acquired
in exchange for amount
receivable                   (87,600)                                                       (87,600)
Cash received for
subscriptions                                                                               527,900
Foreign currency
translation adjustment,
net of tax                                                  (23,560)                        (23,560)
Net loss                                                                (4,258,189)      (4,258,189)
                           ----------  -----------  ----------------  -------------  ---------------
Balance, at December
31, 1999, adjusted for 1
for 5 reverse stock split    (87,600)   18,942,589       (1,870,137)    (8,400,650)       9,411,876

Preferred Stock Issued
for Services Rendered                                                                       535,000

Common Stock Issued
for Services Rendered                      261,355                                          280,955
Preferred Stock
Subscribed in Settlement
of Debt                                                                                     192,500

Common Stock Issued in
Settlement of Debt                       1,828,287                                        1,846,749

Preferred Stock Issued in
Settlement of Debt                         199,998                                          200,400
Common Stock
Subscribed                                                                                        0
Preferred Stock
Subscribed                                 101,000                                                0
Common Stock Issued
for Cash                                   156,954                                          160,926
Exercise of Warrants                        24,550                                           25,000
Common Stock Issued
for Compensation
Expense                                     87,850                                           89,250
Issuance of Warrants and
Options for Services
Rendered                                     8,857                                            9,790

Common Stock Issued as
Payment for Interest                        30,827                                           31,847

Preferred Stock Issued as
Payment for Interest                        10,437                                           10,480
Shares Issued for Stock
Purchase                                   774,000                                          800,000
Issuance of Treasury
Stock                       (220,000)                                                             0
Conversion of Preferred
Stock                                        6,260                                                0
Net Loss                                                               (14,449,156)     (14,449,156)
Foreign Currency
Translation Adjustment                                       99,072                          99,072
Unrealized Loss on
Investments                                                (142,656)                       (142,656)
Treasury Stock Issued in
Settlement of Liabilities     87,600       182,400                                          270,000
Cash Contributed by
Shareholder for
Preferred Stock                                                                           6,012,202
Cash Contributed by
Shareholder                                408,376                                          408,376
                                                                                                  0
                           ----------  -----------  ----------------  -------------  ---------------
                           $(220,000)  $23,023,740  $    (1,913,721)  $(22,849,806)  $    5,792,611
                           ==========  ===========  ================  =============  ===============


     The accompanying notes are an integral part of the consolidated financial statements

                       GLOBAL TELEMEDIA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Year Ended
                                                                                     December 31,
                                                                             ---------------------------
                                                                                 2000           1999
                                                                             -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                 $(14,449,156)  $(4,258,189)
  Impairement loss                                                              7,800,000             -
    Extraordinary gain on extinguishment of debt                               (1,586,282)            -
    Foreign currency translation adjustment                                       (99,072)      (23,560)
    Depreciation and amortization                                               2,105,513     1,618,844
    Allowance for doubtful accounts                                                42,289             -
    Unrealized loss on investments                                                142,656             -
    Stock issued  for services                                                          -             -
    Minority interest in consolidated subsidiary                                 (504,093)            -
    Other                                                                               -             -
Adjustments to reconcile net loss to net cash used in operating activities:
      Changes in certain assets and liabilities:
        Accounts receivable                                                      (162,628)     (203,580)
        Due from related parties                                                 (645,867)
        Prepaid expenses and other current assets                                 155,810             -
        Other assets                                                               46,990       117,367
        Accounts payable and accrued expenses                                  (3,482,362)    2,394,142
        Due to related parties                                                   (156,000)            -
                                                                             -------------  ------------
          Net cash used in operating activities                               (10,636,202)     (354,976)
                                                                             -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Change in property, plant and equipment                                         790,279             -
  Purchase of investments                                                        (800,000)            -
  Proceeds from sale of marketable securities                                           -             -
                                                                             -------------  ------------
         Net cash provided by (used in) investing activities                       (9,721)            -
                                                                             -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of preferred stock                                             -             -
  Proceeds from exercise of options and warrants                                        -             -
  Proceeds from sale of series b preferred stock                                6,946,404             -
  Proceeds from sale of common stock                                              250,877
  Payment relating to treasury stock                                             (132,400)
  Proceeds from issuance of stock                                               3,986,725             -
  Proceeds from notes payable                                                           -        41,000
  Repayment of capital lease obligations                                          (59,348)            -
  Repayment of notes payable                                                     (666,190)            -
  Proceeds from common stock subscribed                                                 -        42,500
  Proceeds form preferred series B subscribed                                           -       485,400
  Repayment of notes payable-other                                                      -             -
                                                                             -------------  ------------
         Net cash provided by  financing activities                            10,326,068       568,900
                                                                             -------------  ------------


     The accompanying notes are an integral part of the consolidated financial statements

                       GLOBAL TELEMEDIA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                  For the Year Ended
                                                                                     December 31,
                                                                             ---------------------------
                                                                                 2000           1999
                                                                             -------------  ------------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                          121,712             -
                                                                             -------------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (198,143)      213,924
                                                                                            ------------

CASH AND CASH EQUIVALENTS - BEGINNING                                             214,105           181
                                                                             -------------  ------------

CASH AND CASH EQUIVALENTS - ENDING                                           $     15,962   $   214,105
                                                                             =============  ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                 $          -   $   133,157
                                                                             =============  ============
    Income taxes                                                             $          -   $         -
                                                                             =============  ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH,
  INVESTING AND FINANCING ACTIVITIES:
    Stock issued for assets acquired                                         $    800,000   $31,919,572
                                                                             =============  ============

    Stock issued to acquire a subsidiary                                     $          -   $ 8,666,667
                                                                             =============  ============

    Stock issued for other assets                                            $          -   $     8,000
                                                                             =============  ============

    Redemption of treasury stock                                             $    220,000   $    87,600
                                                                             =============  ============

    Additional redemption fees on property                                   $          -   $ 1,250,000
                                                                             =============  ============

    Stock exchanged in repayment of debt                                     $  2,239,649   $         -
                                                                             =============  ============


     The accompanying notes are an integral part of the consolidated financial statements

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE  1     SUMMARY  OF  ACCOUNTING  POLICIES

BASIS  OF  CONSOLIDATION
------------------------
The accompanying consolidated financial statements include the accounts of Global Telemedia International Inc. (The "Company") or ("GTMI") which was incorporated under the laws of the state of Delaware on November 8, 1996, and its majority owned subsidiaries:

     Bentley House Furniture Company, Inc. ("BHFC"), incorporated under the laws of the Philippines owned 100% by the Company;

     BentleyTel.com Inc, ("BTC"), incorporated under the laws of the state of Nevada owned 55% by the Company, with subsidiaries located in Australia, the Philippines and Malaysia;

     Vision  21,  ("Vision"),  an inactive subsidiary owned 100% by the Company;

     Vision 21 Travel Pros ("Vision Travel"), an inactive subsidiary owned 100% by the Company;

     Octa4 Pty Limited, ("Octa4"), incorporated under the laws of Australia, owned 100% by BTC;

     BentleyTel Malaysia, Sdn. Bhd. ("BTM"), formerly known as Dynasem Communications, Sdn. Bhd., incorporated under the laws of Malaysia, owned 100% by BTC;

     3G Communications International, Inc. ("3G"), incorporated under the laws of Phillipines, owned 100% by BTC;

     Bunsanco, ("Bunsanco"), incorporated under the laws of Philippines, owned 49% by BHFC; and

     BHFC Creosoting ("Creo"), incorporated under the laws of Philippines, owned 100% by BHFC

All significant intercompany accounts and transactions have been eliminated in consolidation.

Minority interest represents the minority shareholders' proportionate share of their equity or income (loss) of the Company's majority-owned subsidiary, BTC.


                                      F10

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  1     SUMMARY  OF  ACCOUNTING  POLICIES  (Continued)


NATURE  OF  BUSINESS  AND  ORGANIZATION
---------------------------------------
The Company is in the business of marketing long distance telephone and related services to individuals, businesses and other customers throughout the United States.

On April 2, 1999, GTMI executed a share exchange agreement with BHFC. The merger was accounted for as a reverse acquisition whereby BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. The accompanying consolidated financial statements include the historical results of BHFC and the consolidated results of GTMI as of the date of the merger. BHFC is a manufacturer of furniture and wood products for the housing and resort industry. Management's plans are to reinvest any profits from this line of business into the telecommunications area.

In October 1999, GTMI executed a share exchange agreement BTC. BTC, (www.bentleytel.com) is a leading developer of Smart-e-Cards www.smart-e-card.net interactive software for complex E-commerce solutions, Voice over IP, LAN VPN (Virtual Private Network), ISP, and Virtual ISP. BTC is currently operating as a subsidiary of the Company, though the Company must satisfy pre-existing conditions, a legacy of previous management, in order to satisfy the escrow provisions and to complete its control of BTC which operates in the USA, Australia, Malaysia and the Philippines. Through BTC, the Company now has operations in the United States, the Philippines, Australia, and Malaysia.

The operations of BTC include internet services, e-commerce, telecommunications, and computer sales and training. The Company, through BTC is currently developing and co-developing certain telecommunication and e-commerce products which the Company expects to bring to the market as soon as possible.

With these acquisitions, the Company's business focus is to raise additional capital to develop business opportunities in telecommunications, agriculture, mining, timber import and export, and furniture manufacturing in the United States, Asia, and Australia.

USE  OF  ESTIMATES
------------------
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reported period. The Company reviews all significant estimates effecting the financial statements on a recurring basis and records the effect of any necessary adjustments prior to their issuance. Actual results could differ from those estimates.

RECLASSIFICATIONS
-----------------
Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.


                                      F11

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  1     SUMMARY  OF  ACCOUNTING  POLICIES  (Continued)


REVENUE  RECOGNITION
--------------------
Revenue from the sale of goods is recognized upon the delivery of goods to customers

Revenue form the rendering of service is recognized upon the delivery of the services to the customers.

Revenue from the provision of Internet services over a specific period of time is recognized on an actual basis in the period during which the services are utilized by the customer.

CASH  AND  CASH  EQUIVALENTS
----------------------------
Cash and cash equivalents are investments with original maturities of three months or less and are short-term, highly liquid investments that are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rate.

CONCENTRATION  OF  CREDIT  RISK
-------------------------------
The company places its cash in what it believes to be credit worthy financial institutions, However, cash balances may exceed FDIC insured levels at various times during the year.

PROPERTY,  PLANT  AND  EQUIPMENT
--------------------------------
Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset. The estimated useful lives are as follows:


        Furniture and fixtures    seven years
        Office equipment          five years
        Computer equipment        three years
        Transportation equipment  five years
        Machinery                 fifteen years
        Improvements              twenty years
        Plant construction costs  thirty years


The cost of installed equipment includes expenditures for installation. Leasehold improvements are depreciated over the lessor of their estimated useful lives or the term of the related lease.

INVESTMENTS
-----------
The Company has classified its investment portfolio as available-for-sale in accordance with the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders' equity as other comprehensive income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.


                                      F12

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  1     SUMMARY  OF  ACCOUNTING  POLICIES  (Continued)

GOODWILL
--------
Goodwill represents the excess of purchase price over the estimated fair values of tangible and intangible assets acquired from the reverse acquisition of BHFC and its foreign operating subsidiaries through the Company's 55% holding in BentleyTel.com, Inc. Goodwill is amortized on a straight-line basis over 20 years. The carrying amount of goodwill is periodically reviewed using estimated undiscounted net cash flows of the business acquired over the remaining amortization period. If an impairment is determined, the asset is written down to its fair market value, which is the discounted value of the estimated cash flows expected over the life of the asset.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------
The Company has cash and cash equivalents, receivables and accounts payable for which the carrying value approximates the fair value due to the short-term nature of these instruments. The fair value of the Company's debt instruments is based on the quoted market price for the same or similar issues on the current rates offered to the Company for the debt of the same remaining securities.

The carrying value of the current and long-term debt approximates fair value as the related interest rate is variable and approximates market rates.

FOREIGN  CURRENCY  TRANSLATION
------------------------------
The Company has determined that the local currency of its international subsidiaries is the functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," ("SFAS No. 52") the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and the related revenues and expenses are translated at average exchange rates in effect during the period. The cumulative effect resulting from such translations are recorded as other comprehensive income, a separate component in stockholders equity. Foreign currency transaction gains and losses are included in the statement of operations.

INCOME  TAXES
-------------
Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards no. 109, "Accounting for Income Taxes." ("SFAS No.109") Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in the consolidated statement of operations in the period that includes the enactment date.


                                      F13

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  1     SUMMARY  OF  ACCOUNTING  POLICIES  (Continued)

ADVERTISING  COSTS
------------------
Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2000 and 1999, advertising expense were approximately $240,000 and $150,000 respectively.

IMPAIRMENT  OF  LONG  LIVED  ASSETS
-----------------------------------
Statement of financial Accounting Standards No, 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") establishes guidelines regarding when impairment losses on long-lived assets, which include computer equipment, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently.

STOCK-BASED  COMPENSATION
-------------------------
Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123")allows an entity to elect to continue to measure compensation costs under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

The Company has adopted for footnote disclosure purposes SFAS No. 123, of which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award a determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Transactions in which goods or services are received from non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

LOSS  PER  SHARE
----------------
Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") provides for the calculation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing loss allocable common shares by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity, such as stock options, warrants or convertible preferred stock. At December 31, 2000 and 1999 potentially dilutive securities were not included in the computation of dilutive loss per share as the effect would be anti-dilutive.


                                      F14

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  1     SUMMARY  OF  ACCOUNTING  POLICIES  (Continued)


SEGMENT  INFORMATION
--------------------
Effective January 1, 1999, the Company adopted statement of Financial Accounting Standards No. 131 "Disclosures About Segments of a Business Enterprise and Related Information." (SFAS No. 131) which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company, but did affect the disclosures of the segment information.

COMPREHENSIVE  INCOME
---------------------
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of December 31, 2000 and 1999, the Company has items that represent comprehensive income, and therefore, has included a statement of comprehensive income.

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


NOTE  2     LIQUIDITY  AND  GOING  CONCERN

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. Since the inception, the Company has suffered recurring losses from operations. For the year ended December 31, 2000, the Company incurred a net loss of $14,449,159 which included an extraordinary gain resulting from the discharge of debt of $ 1,586,282. The
Company as of December 31, 2000 also had a working capital deficit of $23,551,831 and an accumulated deficit of $22,849,806.

Based upon the Company's plan of operation, the Company estimates that existing resources, together with funds generated from operations will no be sufficient to fund the Company's working capital. The Company is actively seeking additional equity financing.


                                      F15

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  2     LIQUIDITY  AND  GOING  CONCERN  (Continued)

There can be no assurances the Company is unable to obtain such financing, the Company will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operations.

The Company is still attempting to restructure its debt, raise additional financing through the sale of its stock and introduce new products and expand into new markets, but may not be able to do so. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE  3     BUSINESS  COMBINATIONS

ACQUISITION  OF  BENTLEY  HOUSE  FURNITURE  COMPANY,  INC.
----------------------------------------------------------
Pursuant to the Agreement for the Purchase of Stock dated March 18, 1999, (Acquisition Agreement) , GTMI acquired 100% of the outstanding shares of common stock of BHFC, as of April 2, 1999. The Company issued 29,595,139(5,919,027.8 post-split) shares of its common stock and 4,000 shares of its Series A
Convertible Preferred Stock in exchange for all the issued and outstanding shares of BHFC common stock, which totaled 200,0000 shares.

Simultaneously with the closing of the acquisition agreement, an Escrow Agreement was created then amended on July 1,1999, so that 3,878 shares of the 4,000 shares originally issued of GTMI

Series A Convertible Preferred Stock and the 200,000 shares of BHFC's common stock would be placed in escrow for the period of one year from July 1999. The 29,595,139 (5,919,027.8 post-split)shares of GTMI common stock were issued to the shareholders of BHFC. As a condition for the release of the shares of common stock of GTMI, they agreed to waive all and any salary or compensation for the period of one year and to arrange funding for all of the restructuring costs and legal fees for the same period.

The escrow agreement provides that if during the escrow period, GTMI files chapter 11 or Chapter 7 or for other creditor protection, the 3,878 shares of Series A Convertible Preferred shares of GTMI held in escrow will be immediately retired, 200,000 shares of BHFC's common stock, held in escrow, will be immediately returned and the shareholders of BHFC will retain the 29,595,139 (5,919,027.8 post-split) shares of common stock issued to them and no further claims will be levied against them. The escrow agreement allows the new shareholders of GTMI to vote and to receive any dividends paid on the stock held in escrow.

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


                                      F16

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  3     BUSINESS  COMBINATIONS  (Continued)

ACQUISITION  OF  BENTLEY  HOUSE  FURNITURE  COMPANY,  INC.  (Continued)
-----------------------------------------------------------------------
The Company recorded a total of $31,801,176 in goodwill related to this transaction and $1,590,009 and $1,192,000 in amortization expense for the years ended December 31, 2000 and December 31, 1999, respectively.

The historical financial statements prior to April 2, 1999, will be those of BHFC but the name of the corporation going forward will be Global Telemedia International, Inc.

ACQUISITION  OF  BENTLEYTEL.COM,  INC.
--------------------------------------
On October 12, 1999, the Company executed a share exchange agreement with BentleyTel.com, Inc., and its subsidiaries (BTC), a Nevada corporation. Pursuant to the agreement, the Company issued 97 shares of its Series A Convertible Preferred Stock in exchange for 20,202,578 shares of BTC, which is approximately 55.1%, of its issued and outstanding common stock. BTC's wholly owned subsidiaries comprise of operating companies in Australia, the Philippines, and Malaysia. In order to complete the purchase, the President/CEO surrendered 97 shares, which he personally owned, of the Company's Series A Convertible Preferred Stock

An Escrow Agreement was also executed simultaneously with the closing of the Share Exchange agreement. Under the Escrow Agreement, the Company delivered to the escrow holder the 97 shares of Series A Convertible Preferred Stock and the 20,202,578 shares of BentleyTel.com,Inc. common stock to be held in escrow for a period of one year. The escrow provides that if during the escrow period GTMI files chapter 11 or 7 or for other creditor protection the escrow holder shall without further instruction deliver the exchanged BentleyTel.com, Inc. stock to BentleyTel.com, Inc. and the exchanged GTMI stock to GTMI. The escrow agreement allows the new shareholders of BTC to vote and to receive any dividends paid on the stock held in escrow.

The Company accounted for the share exchange under the purchase method of accounting. The Company recorded a total of $8,221,133 in goodwill, which is being amortized over 20 years. The Company recorded $411,588 and $68,509 in amortization expense for the nine month and year ended December 31, 2000 and December 31, 1999, respectively.

The shareholders of the 3,878 shares of GTMI Series A Convertible Preferred Stock have signed a lock-up agreement that would progressively release the Series A Convertible Preferred Stock over a period of five years based on growth and other factors as may be determined by the Company.


                                      F17

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  4     PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following:

                                        DECEMBER  31,
                                        -------------
                                            2000          1999
                                        ------------  ------------

Land and improvements                   $ 4,217,365   $ 5,303,169
Machinery and equipment                   2,208,422     1,602,287
Transportation equipment                    291,130       357,982
Office equipment, furniture & fixtures      250,900       292,303
Leasehold improvements                      119,102       171,533
Property held under capital leases           63,669       213,592
                                        ------------  ------------
                                          7,150,587     7,940,866
Less: accumulated depreciation           (1,168,457)   (1,153,835)
                                        ------------  ------------
                                        $ 5,982,131   $ 6,787,031
                                        ============  ============

     Depreciation expense for the year ended December 31, 2000 and December 31, 1999 is $379,432 and  $358,335,  respectively.

NOTE  5     INVESTMENTS

Investments  as  of  December  31,  2000  consists  of  _______


                                      F18

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  6     NOTES  PAYABLE

     Notes  payable  consisted  of  the  following  as  of:

                                                                  DECEMBER  31,
                                                           --------------------------
                                                               2000          1999
                                                           ------------  ------------

Various 0% to 10.45% notes payable to related parities     $   281,480   $   305,211
3% convertible debenture due on demand,
   in default (Note 5a)                                      3,194,150     4,416,000

Note payable to bank with interest at the prevailing
  Market rate, subject to monthly repricing,
  Secured by the real estate mortgage of the Company's
  land and other properties in the Philippines (Note 5b)        833,567    3,785,570

20% note payable, convertible into shares of the
  company common stock, secured by a security
  interest in prepaid expense and guaranteed by the
  company's former President/CEO                                182,500      172,500

Various 8% to 18% unsecured notes payable, due on
  demand  and in default                                       903,309       903,309
8% unsecured note payable, due January 15, 2000                  8,500         8,500
8% convertible debenture due January 2002                      750,000
various unsecured notes payable interest from 0% to 20%      1,194,000
                                                           ------------  ------------
                                                             7,338,618     9,591,090
Less: current maturities                                    (6,049,997)   (9,502,974)
                                                           ------------  ------------
                                                           $ 1,288,621   $    88,116
                                                           ============  ============

Annual  maturity  of  bank  and  other  loans  payable  are  as  follows:

                 Year Ended September 30,
                 ------------------------
                           2001               $6,007,849
                                                $814,525
                           2002                   64,525
                           2003                   64,525
                           2004                   64,525
                           2005                  322,624
                                               ----------
                      and thereafter           $6,826,266
                                               ==========


                                      F19

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  6     NOTES  PAYABLE  (Continued)

On April 2, 1999, the GTMI, Inc. acquired Bentley House Furniture Company, Inc.a Philippine Corporation (BHFC). The merger was accounted for as a reverse acquisition whereby BHFC was treated as the accounting acquirer and GTMI as the accounting acquiree. The accompanying consolidated financial statements include the historical results of BHFC and the consolidated results of GTMI as of the date of merger (Note 3).

BHFC allows the Company to have a manufacturing base, whereby furniture and wood products can be manufactured for the housing and resort industries. Management's plans are to reinvest any profits from this line of business into the telecommunications arena.

In October 1999, GTMI executed a share exchange agreement to acquire 55.1% of BentleyTel.com, Inc. (BTC), a Nevada Corporation. Through this agreement the Company now has operations in the United States, the Philippines, Australia, and Malaysia through BTC's wholly owned subsidiaries (Note 3).

The operations of BTC include internet services, e-commerce, telecommunications, and computer sales and training. The Company, through BTC is currently developing and co-developing certain telecommunication and e-commerce products which the Company expects to bring to the market as soon as possible.

Through these agreements, the Company's business focus is to raise additional capital to develop business opportunities in telecommunications, housing, timber and furniture manufacturing in the United States, Asia and Australia.

NOTE  7     COMMITMENTS  AND  CONTINGENCIES

OPERATING  LEASES
-----------------

The company leases its premises under a five-year operating lease, which expires May 20, 2005. The future minimum lease payments under the operating lease at December 31, 1999 are as follows:

                     Year  Ended  December  31
                     --------------------------
                                 2001                       93,294
                                 2002                       96,798
                                 2003                      100,302
                                 2004                      103,806
                                 2005                      103,800

Rental expense for the years ended December 31, 2000 and 1999 was $68,734 and $26,225, respectively.


                                      F20

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  7     COMMITMENTS  AND  CONTINGENCIES  (Continued)

CAPITAL  LEASES
---------------

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

The future minimum lease payments due under the capital leases at December 31 are:

                                              2000       1999
                                            ---------  ---------
Future minimum lease payments               $ 81,466   $150,488
Less: amount representing interest            (2,734)   (15,808)
                                            ---------  ---------
Present value of net minimum lease payment    78,732    134,680
Less: current portion                        (74,739)   (74,185)
                                            ---------  ---------

                                            $  3,993   $ 60,495
                                            =========  =========

Minimum future lease payments under capital leases as of December 31, for each of the next five years are:

                                  Year  ended  December  31,
                                  --------------------------

                                              2001                     $74,739
                                              2002                       3,993
                                              2002?
                                                               ---------------

                                                               $        78,732
                                                               ===============


EMPLOYMENT  AGREEMENTS
----------------------
The Company has employment agreements with certain officers, which expire at various times through 2005. During 1999, previous management resigned their positions with the Company, effectively terminating their employment agreements.

MARKETING  AND  SALES  CONTRACT
-------------------------------
In October, 1999, the Company entered into a 5-year agreement with an individual consultant to provide services related to the design of furniture and fixture related to homes, resorts, and custom designed buildings and to grant the Company and exclusive license to manufacture and sell the products through October, 2006. In view of the fact that the factory has been on standby since that time both parties have agreed to revisit the agreement once production has commenced.


                                      F21

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  7     COMMITMENTS  AND  CONTINGENCIES  (Continued)

LITIGATION
----------

CAM-NET  Litigation.  On  February  20,  1997,  a complaint was filed by CAM-NET
-------------------
Communications Network, Inc. ("CN") in federal court for the Northern District of Georgia, (197-CV-0448). The complaint sought recovery on two promissory notes in the total principal amount of $250,000, together with interest thereon to February 17, 1997 of $21,071.70, additional interest to date of payment, attorney's fees, costs and expenses. The Company had offered a split payment cash settlement in this matter. As at Dec 31 2000 interest accrued is $81,764.00

     RBB Bank-Khalifa Litigation.  On or about July 30 1996 and August 28, 1996,
     ---------------------------
The Company issued the aggregate principal amount of $6,683,333 of certain 3% Convertible Debentures, due August 15, 1998 (the "Debentures"), as follows: (i) RBB Bank Aktiengesselschaft ("RBB Bank") ($4,000,000), (ii) Mohammed Ghaus Khalifa ("Khalifa") ($1,333,333), and (iii) Canadian Imperial Bank of Commerce ("CIBC") ($1,350,000) (collectively, the "Debenture holders"). The Company has finalized a negotiated settlement of these disagreements providing for payment of $1,000,000 to Khalifa, and $3,417,667 to RBB Bank over a period of 6 months commencing after the shareholders meeting. The settlement calls for conversions every 45 days, at market rate in either cash, or stock at the Company's choice. The Company has made an initial conversion of 438,066 shares with 100,000 shares as a one time penalty shares to RBB and 331,832 shares to Gustav Khalifa in respect of the order, however, following the decline of the stock market RBB Bank has sought a hearing to re-open the settlement agreement.


     WorldCom/WilTel  Litigation.  On  August  29,  1997,  a complaint was filed
     ---------------------------
against the Company by WorldCom Network Services, Inc. d/b/a WilTel in the State Court of Dekalb County, Georgia (Action No. 97A-36948-3) seeking recovery of Approximately $9 million for payment of services rendered as well as fees for attorneys and court costs. WorldCom had set a trial date and the Company could not afford to go to trial. The debt was created by previous management and left little room for defense. New management had negotiated a settlement that called for suspension of the suit, a deposit of $500,000 and monthly payments of $117,000. The company had anticipated that the BentleyTel range of cards would be on sale by this time and that such a financial commitment would be able to be met. Management has informed WorldCom that it is unable to meet the commitment and is formulating an alternative plan while awaiting a response.

     K&S International Communications, Ltd Arbitration. The Company was involved
     --------------------------------------------------
in an arbitration proceeding with Extelcom Corporation (a/k/a K&S International Communications, Ltd.("K&S") with respect to a former agreement under which each party was to provide services to the other. Based upon a default, wherein the former President Rod McClain failed to appear for arbitration an award was entered against the Company in May 1998 for $2.5 million. In the third quarter 2000 K&S sought an execution of the judgment in the amount of $3.25 million. The execution of this judgment could have forced the Company to bankruptcy. In order to avoid this, President Jonathon Bentley-Stevens and
Executive Vice President Regina S. Peralta paid $240,000 in cash, turned over 500,000 of their free trading shares (under rule 144) and signed a promissory note for $400,000 secured by a one million restricted share certificate from Mr. Stevens. This settled the matter and the court issued a satisfaction of judgment notice to the Company in respect to this litigation. The cash payment by the two shareholders was treated as paid in capital to avoid increasing the Company's debt.

Oriental  Properties Inc. Arbitration The company was involved in arbitration on
--------------------------------------
March 6th 2001 in respect to a loan by Oriental properties in the principal amount of $150,000 the company confirmed the amount which was originally signed by former president Rod McClain and the funds used to pay an advance to CyberAir for access to their technology. The arbitrator confirmed the debt and included an interest component penalties and arbitration fees together, totaling $254,099.91 and carry 9% interest till paid.


                                      F22

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  7     COMMITMENTS  AND  CONTINGENCIES  (Continued)

LITIGATION  (continued)
-----------------------
A complaint was filed against the Company to collect on a promissory note in total principal amount of $250,000, together with interest and attorney fees. In May 20, 2000 a default judgment was entered against the Company in the amount of $262,309, $47,808 in interest and $46,517 in attorney fees. At December 31, 1999 the Company has recorded a 12% note payable of $262,309, $47,808 in accrued interest, and $47,808 accrued legal fees relating to this matter.

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

The Company entered into a settlement agreement with the former President of the Company. Under the terms of the settlement agreement, the Company will pay John Walsh $205,000 and 850,000 shares of the Company's common stock. Additionally, upon the execution of the agreement, the Company's current President/CEO was to have remitted his personal shares to the Company transfer agent for cancellation and the re-issuance of the shares to the former employee. The shares were delivered and funds were paid leaving an amount of $100,000 owing to John Walsh. (Note 8). The Company has accrued $100,000 as of December 31, 2000 related to this matter.

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

On January 26th 2000. the Company entered into a co-development agreement with Richardson Texas based Data Exchange Inc. (DEI) to assist in developing the MessagePilot. DataXchange has filed for a patent on the MessagePilot TM and BentleyTel utilized its previously developed software to accelerate the development of the Unified Integrated Messaging System. This agreement was terminated in September 2000. Despite the payment by GTMI major shareholders of $450,000 in cash and a similar amount in software engineering costs DEI was unable to deliver the product and the agreement was terminated. Since that time the Company has signed a 3-year agreement with Ericsson which includes co-ownership of patents and software jointly developed and gives the Company access to the Ericsson Global Unified Messaging a fully operational system which will be offered on the BentleyTel Smart-e-Card and BentleyTel AcSys Card.


     On April 28th 2000 BentleyTel entered into a contract for the manufacturing of its proprietary Smart-e-Card with Moore Business Systems, one of the largest manufacturers of credit/debit cards. Once manufacturing is in full operation Moore has committed to a 7 day fulfillment of orders for BentleyTel Snap & Send and other card products. The company has paid the initial production cost and expects delivery in may 2001.

     On 15th of February 2000, BentleyTel entered into a marketing agreement with Cambridge Marketing for the development of telemarketing scripts for sale of BentleyTel products and services. With the imminent release of the Snap & Send card, the Company intends to work closely with Cambridge marketing to direct clients to the sales locations and tele-market the product.

     On 15th June 2000 BentleyTel entered into a marketing agreement for the distribution and sale of its Smart-e-Card with Big Wheel Promotions, a Dallas based marketing company, which specializes in event marketing and brand recognition. Big Wheel is an agent for Corona Beer and Western Union as well as well known celebrities.

         On September 3rd 2000, Global executed a distribution agreement with NICO Telecom (formerly Far East Ventures Inc.) for distribution of the BentleyTel Smart-e-Card throughout FEVI's wholesale distribution network which has approximately 50,000 locations in 42 states. NICO, through its wholly owned subsidiary, SCI, has operated a prepaid calling card business since 1995. The Company has a $1.3 million purchase order for its card products and expects NICO to accept delivery as soon as the product is available.

     On September 18, 2000, BentleyTel executed a memorandum of agreement with Ericsson Australia for the continued development of specialized software and advanced billing platforms. As a result BentleyTel and Ericsson will jointly own any patents, products and software developed under this agreement.

     On November 30th 2000, Global executed a three year agreement with Sprint under which Sprint will deploy and monitor the frame relay lines necessary for the BentleyTel Smart-e-Cash machines to be "real-time" 24 hours a day, 7 days a week. The services provided by Sprint include installation and 24 hour monitoring to keep the machines of the frame relay that enables the machines to remain "on-line," an essential element of BentleyTel's service to business customers.

     On December 11, 2000, global executed a distribution agreement with Universal Express, Inc. ("USXP") for the possible placement of up to 1,600 Smart-e-Cash machines in the USXP's member locations throughout the United States and South America. Universal Express, Inc. has approximately 7,500
Universal Express and Postal Business Center Network (PBC Network) member locations that USXP and Global are in the process of pre-qualifying for installation of the Company's Smart-e-Cash Automatic Banking Machines. The agreement with USXP will save the Company the cost and time of developing advertising and promoting public awareness. The USXP/PBC network includes many Mailbox Etc stores. Pursuant to the agreement with USXP, it has agreed to co-operate in the marketing of BentleyTel machines availability in high traffic locations.

On December 21, 2000, Global TeleMedia executed a $14 million private placement agreement, the proceeds of which are to be targeted for its whole sale deployment of BentleyTel cards, and BentleyTel Smart-e-Cash Machines.


                                      F23

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  8     EQUITY  TRANSACTIONS

REVERSE  STOCK  SPLIT
---------------------
On November 22, 2000, the Company's Board of Directors authorized a 1 for 5 reverse stock split of the Company's $0.004 par value common stock effective for all common stockholders of record at November 27, 2000. As a result of the reverse split, 65,808,686 shares of common stock were returned to the Company. All references in the accompanying financial statements to the number of common shares and per share amounts for December 31, 2000 and 1999, and the years then ended have been restated to reflect the reverse stock split.

SERIES  A  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------
The Series A Convertible Preferred Stock is a voting stock with par value of $0.004 per share, convertible into 41,655 shares of common stock at the option of the holder. The Series A Convertible Preferred Stock bears no dividends, and the holders shall be entitled to liquidation preferences on the same proportionate basis as the holders of the common stock.

In February, 2000, the Company changed the amount of shares which the Series A Convertible Preferred Stock may be converted from 41,655 to 40,000 shares of common stock. All previously issued Series A Convertible preferred shares will still convert at the previously stated amount except for the holders of 3,903 shares of Series A Convertible Preferred Stock which will be converted at the new conversion rate. No Series was converted in 2000.

SERIES  B  CONVERTIBLE  PREFERRED  STOCK
----------------------------------------
The Series B Convertible Preferred Stock is non-voting stock with par value of $0.004 per share and is convertible into 500 shares of common stock at the option of the holder. The Series B Convertible Preferred Stock bear no dividends and the holders shall be entitled to liquidation preferences on the same proportionate basis as the holders of the common stock. Shares of series B for 2000

CONVERSION  OF  PREFERRED  STOCK
--------------------------------
The 1 for 5 reverse stock split authorized by the Company's Board of Directors on November 27, 2000, will automatically convert the Company's Series A and B Convertible Preferred Stock on a 1 for 1 basis into shares of common stock, after the reverse stock split. The conversion ratio of each Convertible Preferred is reduced by a factor of 5.

TREASURY  STOCK
---------------
In October 1999, the Company recorded 190,000 shares of common stock as treasury stock, valued at the debt forgiven of $87,600 (Note 12). The Company subsequently issued the common shares of treasury stock in settlement of a liability. In December of 2000, the Company issued 11,000,000 shares of valued at $220,000 as collateral for a financing agreement. The financing arrangement was rescinded and the 11,000,000 shares of common stock were returned and classified  as  treasury  stock  valued  at  $220,000


                                      F24

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  8     EQUITY  TRANSACTIONS  (Continued)

COMMON  STOCK  SUBSCRIBED
-------------------------
The Company has received $485,400 for the subscription of 698,389 shares of common stock. Until the Company has authorized additional shares of common stock, shares will be issued under the Shares Surrender Agreement signed by the President/CEO and Executive Vice President (Note 8). (were these shares converted into common stock)

The Company has received $42,500 as deposits to extend certain stock options to June 30, 2001. The deposits will be applied against the total exercise price of the options.

SHARE  SURRENDER  AGREEMENT
---------------------------
During 1999, the Company entered into a Share Surrender Agreement with its current President/CEO and Executive Vice President whereby both individuals agreed to surrender their personal shares GTMI's common stock to meet the Company financing needs. Pursuant to the Share Surrender Agreement, the Company agrees to replace the shares surrendered within a 12 month period with Series B Convertible Preferred Stock, equivalent to the common stock surrendered. The Company's President/CEO and Vice President Since the share exchange with
BHFC, the Company has been successful at obtaining capital through fully paid private placements in the amount of $485,400 for the subscription of 3,491,943 shares in 1999 and $256,548.18 for the subscription of 619,996 shares in 2000.
The  Company's  President/CEO  and  Vice  President  surrendered  a  total  of approximately 20,000,000 shares during 2000, which generated approximately $6,800,000 to meet operating costs, debt resolution, legal fees and company re-structuring. The surrendered shares included shares surrendered and delivered creditors to resolve judgments and litigation.


NOTE  9     STOCK  OPTIONS  AND  WARRANTS

At December 31, 2000 and 1999, the Company had stock options and warrants granted to employees and non-employees for compensation. Stock options and warrants vest immediately and expire from one to nine years from the grant date. In October of 2000, the Company registered its Stock Option Plan under the Federal Securities Act of 1933. A summary of the Company's stock option and warrant activity for the period and years ended December 31, 2000 and 1999:


                                      F25

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  9     STOCK  OPTIONS  AND  WARRANTS  (Continued)

                                                             2000
                                                 ------------------------------
                                                                  Weighted
                                                                   Average
                                                  Outstanding   Exercise Price
                                                 -------------  ---------------

Balance, beginning of year                            715,915   $          1.75
Granted                                               100,000   $          0.11
Exercised                                                   -                 -
Canceled/expired                                     (100,000)  $          0.11
                                                 -------------  ---------------
Balance, end of year                                  715,915   $          1.75
                                                 =============  ===============

Weighted average fair value of options/warrants
   Granted during the year                                      $          0.22
                                                                ===============

     The above amounts were adjusted for a 1 to 5 reverse stock split which occurred in November 2000. Amounts were adjusted as if the stock split occurred at the beginning of the year.

     The Company measures compensation cost using the fair value-based accounting method prescribed in SFAS No. 123. The Company estimates the fair value of each option/warrant at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: no dividend yield for each year; expected volatility of 161% and 20%; expected option/warrant life of 2 years for December 2000 and 3 years for 1999; and risk free interest rates of 5.88% and 5.75%.

                                              Weighted
                 Options and                   Average
Exercise Price    Warrants    Average Life  Exercise Price
     Range
---------------  ------------------------------------------

                      2000  Outstanding  and  Exercisable
                      -----------------------------------
0.20 - $1.00        715,915           2.3  $          1.75

                      1999  Outstanding  and  Exercisable
                      -----------------------------------
0.20 - $1.00        715,915           2.9  $          1.75


                                      F26

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE  9     STOCK  OPTIONS  AND  WARRANTS  (Continued)

OPTION  TO  SELL  COMMON  STOCK
-------------------------------

On March 9, 1999, the Company entered into an agreement whereby it has the right to sell or "put" up to $10,000,000 of its Rule 144 restricted common stock to a private investor in $2,000,000 increments. The sale price shall be 90% of the highest closing bid price of its common stock on the five days following the put date. The "puts" are subject to certain market and timing conditions including that the common stock shall be trading on the NASD OTC BB or any other major exchange. The Company is not obligated to sell its shares. This agreement expires one year after the agreement date. The agreement expired in March of 2000.

NOTE  10     INCOME  TAXES

Deferred income taxes and the related valuation allowances result from the potential tax benefits of tax carryforwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

                               2000           1999
                           -------------  -------------
Deferred tax assets        $ 17,439,000   $ 16,289,000
Less: valuation allowance   (17,439,000)   (16,289,000)
                           -------------  -------------
Net deferred tax assets    $          -   $          -
                           =============  =============


The following is a reconciliation of applicable U.S. federal income tax rates (credits) to the effective tax rates included in the consolidated statements of operations:

                                2000          1999
                           -------------  -------------
U.S federal income tax rate      (34.0)%        (34.0)%
State income tax rate            (05.8)         (03.6)
Tax loss carryforwards            39.8           37.6
                           -------------  -------------
                                   0.0%           0.0%
                           =============  =============

At December 31, 2000 and 1999, the Company had available unrecognized net operating loss carryforwards for income tax reporting purposes of $ and $42,220,000, respecitvely, which will expire in various periods through 2020. In addition, the Company has $1,244,327 of capital loss carryforwards, which expired Because of the reverse acquisition, the utilization of the net operating loss carryover per Internal Revenue Code Section 382, will be limited to the value of GTMI prior to the reverse acquisition multiplied by the IRS long-term tax-exempt rate of 4.78% in 1999.

  SFAS No. 109 requires a valuation allowance to be recorded when it is more than likely than not that some or all of the deferred tax assets will not be realized. At December 31, 1999 and 1998, valuations for 100% of the net deferred tax assets were recorded due to uncertainties as to the amount of taxable income that will be generated in future years.


                                      F27

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE  10     INCOME  TAXES  (Continued)

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


NOTE  11     RELATED  PARTY  TRANSACTIONS

BENTLEYTEL.COM,  INC.,  ACQUISITION

On October 12, 1999, the Company completed a share Exchange Agreement with BentleyTel.com, Inc. and its subsidiaries (BTC), a Nevada Corporation. Pursuant to the agreement, the Company issued 97 shares of its Series A Convertible Preferred Stock in exchange for 20,202,578 shares of BTC, which is approximately 55.1% of its issued and outstanding common stock. BTC's wholly owned subsidiaries are comprised of operating companies in Australia, the Philippines, and Malaysia. In order to complete the purchase, the President/CEO surrendered 97 shares, which he personally owned, of the Company's Series A Convertible Preferred Stock

An Escrow Agreement was also executed simultaneously with the closing of the above share exchange agreement. Under the Escrow Agreement, the Company delivered to the escrow holder the 97 shares of Series A Convertible
Preferred Stock and the 20,202,578 shares of BentleyTel.com, Inc. common stock to be held in escrowThe escrow provides that if during the escrow period GTMI files Chapter 11 or 7 or for other creditor protection the escrow holder shall without further instruction deliver the exchanged BentleyTel.com, Inc. stock to BentleyTel.com, Inc. and the exchanged GTMI stock to GTMI. The escrow agreement allows the new shareholders of BTC to vote and to receive any dividends paid on the stock held in escrow.

The President and Executive Vice President of the Company own approximately 36% of the outstanding common stock of BentleyTel.com, Inc. which operates as a subsidiary despite its exchanged shares being in escrow pending the resolution of three stipulated significant litigation and debts.

During 1998, the GTMI granted options to two officers/directors of the Company to purchase 1,100,000 shares of the Company's common stock at a price of $.10 per share. These options expired January 2000 and were not exercised.

The  Company  is  owed  $645,867  for  advances  to  a  shareholder  of  BHFC.

The  Company  received  $156,000  from  an  officer  of  the  company

NOTE  12     SEGMENT  INFORMATION

The Company, through its Board of Directors, evaluate and measure its business performance on the bases of each segment's industrial concentration. The Company operates two business segments: Telecommunications and Furniture and Timber Production. The Company will wholesale BentleyTel's range of goods and services and intends to manufacture furniture and harvests timber in its Furniture and Timber Production segment.

Company segment sales consist totally of sales to external customers. The operating profit (loss) used by the Company to evaluate performance consists of its industry segment gross profit measure.


                                      F28

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE  12     SEGMENT  INFORMATION  (Continued)

Segment information for
the years ended
December 31:                                      2000
                          ----------------------------------------------------
                                                 FURNITURE AND
                                                    TIMBER
                           TELECOMMUNICATIONS     PRODUCTION         TOTAL
                          --------------------  ---------------  -------------
Sales                     $         1,916,497   $            -   $  1,916,497
Gross profit (loss)                   974,202                -        974,202
Interest expense                      304,749                -        304,749
Depreciation and
   amortization                     2,005,381          100,132      2,105,513
Net loss                          (1,2985,599)      (1,463,557)   (14,449,156)

At December 31:
Assets                    $        31,534,228   $    5,595,016   $ 37,129,242

                                                 1999
                          ----------------------------------------------------
                                                 FURNITURE AND
                                                    TIMBER
                           TELECOMMUNICATIONS     PRODUCTION         TOTAL
                          --------------------  ---------------  -------------

Sales                     $           465,075   $      128,946   $    594,021
Gross profit (loss)                   446,623           56,335        502,958
Interest expense                      133,157                -        133,157
Depreciation and
   amortization                     1,277,512          341,332      1,642,329
Net loss                           (3,355,642)        (902,547)    (4,258,189)

At December 31:
Assets                    $        40,265,409   $    6,447,242   $ 46,712,651


                                      F29

              GLOBAL TELEMEDIA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  12     SEGMENT  INFORMATION  (Continued)

The company produced all of its sales and revenues outside of the United States for both of the years ended December 31, 2000 and 1999. The sales to foreign locations are as follows:

                            REGION          2000       1999
                       ----------------  ----------  --------
                       US/North America  $        -  $      -
                       Asia/Australia     1,916,497   594,021
                                         ----------  --------
                                         $1,916,497  $594,021
                                         ==========  ========

The Company had major portions of its long-lived assets located both in the United States and other foreign locations. These assets include all property, plant, and equipment. Long-lived assets by foreign location at December 31, 2000 and 1999, are as follows:

                            REGION          2000        1999
                       ----------------  ----------  ----------
                       US/North America  $   16,494  $   16,494
                       Asia/Australia     5,965,637   6,770,537
                                         ----------  ----------
                                         $5,982,131  $6,787,031
                                         ==========  ==========

NOTE  13     SUBSEQUENT  EVENT

On March 30, 2001 RBB Bank filed notice on the Company that is seeking to re-open its settlement of the 1996 loan to the company in the amount of $4.1 million. It is seeking to convert the debt to equity which will result in the dilution of the existing shareholders. The Company has made an initial conversion of 438,066 shares with 100,000 shares as a one time penalty shares to RBB and 331,832 shares to Gustav Khalifa in respect of the order, however, following the decline of the stock market RBB Bank has sought a hearing to re-open the settlement agreement. The company will continue to negotiate with both RBB and Mr. Khalifa to resolve this matter.


On May 15th 2001, Geoffrey McClain filed a suit against the Company seeking ???? The suit is filed jointly with former marketing manager Paul Graham. Geoff McClain is the brother for the former president Rod McClain. Paul Graham was the Company's former marketing manager in 1998 and 1999, there were no sales recorded for either of those years.



                                      F30